Form 10QSB
period 1995-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1995-05-15
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

[ ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------    -----------------------------

Commission File Number  0-17602
- - - - - --------------------------------------------------------------------------------


                     ChrisKen Partners Cash Income Fund L.P.
- - - - - --------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                       certificate of Limited partnership)


           Delaware                                      36-3521124
- - - - - -----------------------------------          -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


345 North Canal Street, Chicago, Illinois                60606
- - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
- - - - - --------------------------------------------------------------------------------
(Issuer's telephone number)


- - - - - --------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                            PAGE
PART I         FINANCIAL INFORMATION                                        ----

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheet at March 31, 1995                   2

               Consolidated Statements of Operations
               for the Three Months Ended March 31,
               1995 and 1994                                                  3

               Consolidated Statement of Partners' Capital
               for the Three Months Ended March 31, 1995                      4

               Consolidated Statements of Cash Flows For the
               Three Months Ended March 31, 1995 and 1994                     5

               Notes to Consolidated Financial Statements                     6

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                              7

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                              9

     Item 2.   Changes in Securities                                          9

     Item 3.   Defaults Upon Senior Securities                                9

     Item 4.   Submissions of Matters to a Vote of
               Security Holders                                               9

     Item 5.   Other Information                                              9

     Item 6.   Exhibits and Reports on Form 8-K                               9

SIGNATURES

                     Chrisken Partners Cash Income Fund L.P.

                        (A DELAWARE LIMITED PARTNERSHIP)
                           Consolidated Balance Sheet
                                 March 31, 1995
                                   (UNUADITED)

ASSETS
Cash and cash equivalents                      $384,437
Restricted cash                                 377,320
Accounts receivable                              11,264
Prepaid expenses                                 31,418
                                                 ------
                                                804,439

Investment in real estate, at cost;
 Land                                         2,220,195
 Buildings and improvements                  13,583,379
 Equipment                                      282,426
                                                -------
                                             16,086,000

Accumulated depreciation                    (3,296,979)
                                            -----------
                                             12,789,021
                                             ----------

Total assets                                $13,593,460
                                            -----------
                                            -----------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                $51,825
Tenants' security deposits                       64,475
Deferred income and prepaid rent                 90,828
Accrued real estate taxes                       157,886
                                                -------
Total liabilities                               365,014

Partners' capital, 37,732 limited
partnership units
issued and outstanding                       13,228,446
                                            -----------
Total liabilities and partners'
capital                                     $13,593,460
                                            -----------
                                            -----------

SEE ACCOMPANYING NOTE.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                                       1995           1994
                                                  -----------------------------
REVENUE
Rental                                              $561,082       $543,366
Other                                                 35,212         28,039
                                                      ------         ------
Total revenue                                        596,294        571,405

EXPENSES
Property operations and maintenance                  124,487        130,494
Depreciation and amortization                        125,189        114,412
General and administrative                           228,831        242,977
Management Fee - Affiliate                            31,740         31,348
                                                      ------         ------
Total expenses                                       510,247        519,231
                                                     -------        -------
Income before other income                            86,047         52,174

Other income:
 Interest income                                       9,282          5,772
                                                       -----          -----
Net income                                           $95,329         57,946
                                                     -------         ------
Net income allocated to general partners              $9,533         $5,795
                                                      ------         ------
                                                      ------         ------
Net income allocated to limited partners             $85,796        $52,151
                                                     -------        -------
                                                     -------        -------
Net income allocated to limited partners
 per limited partnership unit outstanding              $2.27          $1.38
                                                       -----          -----
                                                       -----          -----

Limited partnership units outstanding                 37,732         37,732
                                                      ------         ------
                                                      ------         ------

SEE ACCOMPANYING NOTE.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Consolidated Statement of Partners' Capital

                        Three months ended March 31, 1995
                                   (UNAUDITED)

                                      PARTNER CAPITAL ACCOUNTS
                                 --------------------------------------------
                                   GENERAL        LIMITED
                                   PARTNERS       PARTNERS       TOTAL
                                 --------------------------------------------
Balance at December 31, 1994       $210,379    $13,089,123   $13,299,502
Distributions (A)                   ----          (166,385)     (166,385)
Net income                            9,533         85,796        95,329
                                      -----         ------        ------
Balance at March 31, 1995          $219,912    $13,008,534   $13,228,446
                                   --------    -----------   -----------
                                   --------    -----------   -----------

(A) Cash distributions paid per limited partnership unit were $4.41

SEE ACCOMPANYING NOTE.

                    ChrisKen Partners Cash Income Fund, L.P..
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Consolidated Statement of Cash Flows
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                        1995         1994
                                                   -----------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                              $95,329        $57,946
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                       125,189        114,412
    Bad debt expense                                      8,283         17,395
    Net changes in operating assets and liabilities:
    (Increase ) decrease in accounts receivable         (10,131)         8,372
    Increase in prepaid expenses                        (27,009)       (17,904)
    Decrease in accounts payable and accrued
    expenses                                           (263,274)      (100,155)
    Increase in deferred income and prepaid rent          2,169          9,587
    Increase (decrease) in tenants' security deposits     4,408            (92)
    Decrease in due to affiliates                        (3,917)        (4,231)
                                                         -------        -------
Net cash (used in) provided by operating  activities    (68,953)        85,330

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                   (212,700)       (26,054)
                                                       ---------       --------
Cash used in investing activities                      (212,700)       (26,054)

CASH FLOW FROM FINANCING ACTIVITIES
Distributions to partners                              (166,385)      (166,439)
                                                       ---------      ---------
Cash used in financing activities                      (166,385)      (166,439)
                                                       ---------      ---------
Net decrease in cash and cash equivalents              (448,038)      (107,163)
Cash and cash equivalents, beginning of period          832,475      1,157,891
                                                        -------      ---------
Cash and equivilents, end of period                    $384,437     $1,050,728
                                                       --------     ----------
                                                       --------     ----------

SEE ACCOMPANYING NOTE.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Note to Consolidated Financial Statements



1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Chrisken Partners Cash Income Fund L.P. (CPCIF or the Partnership) is a Delaware limited partnership organized on May 4, 1987, with Chrisken Income Properties, Inc. (Managing General Partner) and Chrisken Limited Partnership I as General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units. CPCIF has 99.99% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owns a 199-unit residen-tial complex located in Waukesha, Wisconsin (Springdale Apartments), and Chicago I Self-Storage Limited Partnership owns a 155,997 square foot self-storage facility located in Chicago, Illinois (Gold Coast Storage).

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $384,437 and $832,475 as of March 31, 1995 and December 31, 1994, respectively. The reduction in cash and cash equivalents is primarily due to capital improvement expenditures and
reductions in accounts payable.   Restricted cash represents operating and
contingency reserves (Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 1995 and December 31, 1994) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at the Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs.

RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 97% at March 31, 1995, 95% at December 31, 1994, and 96% at March 31, 1994. While occupancy of the units remained relatively stable, rental rates have increased. Springdale Apartments occupancy has increased due to continued marketing efforts. The General Partners believe that occupancy at Springdale Apartments will remain between 95
- - - - - - 98% for the remainder of 1995.


     Occupancy at Gold Coast Storage was 86% at March 31, 1995, 83% at Decem-ber 31, 1994, and 85% at March 31, 1994. Gold Coast Storage occupancy has increased due to improved market conditions. Gold Coast Storage occupancy should remain stable in the future.

     Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

     Rental revenue of $393,941 for Springdale Apartments for the three months ended March 31, 1995 increased 3.8% from rental revenue of $379,581 for the three months ended March 31, 1994. The increase in rental revenue resulted from increases in occupancy and rental rates. The General Partners anticipate that rental revenues will maintain at this level through the remainder of 1995 with an overall increase in rental rates. Rental revenue at Gold Coast Storage increased by 5.5% from $191,824 for the three months ended March 31, 1994 to $202,353 for the three months ended March 31, 1995 due to an increase in rental rates, occupancy, and sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental revenue for the three months ended March 31, 1995 of $596,294 increased by 4.4% from the three months ended March 31, 1994 of $571,405 primarily as a result of increased occupancy and higher rental rates at both Springdale Apartments and Gold Coast Storage.

     Expenses for the three months ended March 31, 1995, attributable to Springdale Apartments of $259,384 were 7.4% lower than expenses for the three months ended March 31, 1994 of $279,997 due primarily to decreased property operating and maintenance expenses. Expenses attributable to Gold Coast Storage for the three months ended March 31, 1995 of $198,254 increased by approximately 1.3% from the three months ended March 31, 1994 of $195,729 primarily due to an increase property operating and maintenance expenses. Overall expenses for the three months ended March 31, 1995 of $510,247 decreased by approximately 1.8% from the three months ended March 31, 1994 of $519,231 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates expenses to continue to be lower in 1995 than in 1994.

     Net income for the three months ended March 31, 1995 of $134,557 from Springdale Apartments increased by approximately 35% from the three months ended March 31, 1994 of $99,584 due primarily to increased rental revenue and decreased property operating and maintenance expenses. Net income for the three months ended March 31, 1995 of $4,099 from Gold Coast Storage increased by 205% compared to a net loss for the three months ended March 31, 1994 of $3,905 due to increased rental rates, occupancy, and sundry income partially offset by increased property operating and maintenance expenses. Overall net income for the three months ended March 31, 1995 of $95,329 increased by approximately 65% from the three months ended March 31, 1994 of $57,946 due to increased rental revenue at both of the Specified Properties and overall reduced property operating and maintenance expenses.

     Net cash used in operations for the three months ended March 31, 1995 was $68,953 compared to net cash provided by operations of $85,330 for the three months ended March 31, 1994. The change was primarily the result of increased net income during the three months ended March 31, 1995, offset by a large decrease in accounts payable and acrued expenses.

     Distributions to Limited Partners during the three months ended March 31, 1995 totalled $166,385 compared to distributions of $166,439 during the three months ended March 31, 1994. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1995, provided that revenues and expenses also remain stable.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


     Items 1 through 5 are omitted because of the absence of conditions under which they are required.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  No exhibits are being filed with this Report.

          (b) On February 6, 1995, the Partnership filed a Current Report on Form 8-K wherein it reported information under Item 4 concerning the discontinuance of Coopers & Lybrand, LLP as independent auditors and the engagement of Ernst & Young, LLP as independent auditors for the fiscal year ended December 31, 1994. No financial statements were filed with this Report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                     ChrisKen Partners Cash Income Fund L.P.
                     ---------------------------------------
                                  (Registrant)


                         By:  ChrisKen Income Properties
                              Inc., Managing General
                              Partner


Date:  May 10, 1994           By:  /s/John F. Kennedy
                                   -------------------------
                                   John F. Kennedy
                                   Director and President