Form 10QSB
period 1995-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1995-08-11
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

[ ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ----------------------


Commission File Number  0-17602
- -------------------------------------------------------------------------------

                     ChrisKen Partners Cash Income Fund L.P.
- -------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                       certificate of Limited partnership)

                    Delaware                            36-3521124
- -------------------------------------   ---------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification Number)


345 North Canal Street, Chicago, Illinois                    60606
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


(312) 454-1626
- -------------------------------------------------------------------------------
(Issuer's telephone number)


- -------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X     No
    ----      ----

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                     ---------------------------------------

                                      INDEX

PART I         FINANCIAL INFORMATION                                       PAGE

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheet at June 30,
               1995                                                          2

               Consolidated Statements of Income
               for the Three Months and Six Months Ended
               June 30, 1995 and 1994                                        3

               Consolidated Statement of Partners'
               Capital for the Six Months Ended
               June 30, 1995                                                 4

               Consolidated Statements of Cash Flows For
               the Six Months Ended June 30, 1995
               and 1994                                                      5

               Notes to Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                             7


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                             9

     Item 2.   Changes in Securities                                         9

     Item 3.   Defaults Upon Senior Securities                               9

     Item 4.   Submissions of Matters to a Vote of
               Security Holders                                              9

     Item 5.   Other Information                                             9

     Item 6.   Exhibits and Reports on Form 8-K                              9


SIGNATURE

                    Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           Consolidated Balance Sheet

                                 June 30, 1995
                                  (UNAUDITED)


ASSETS
Cash and cash equivalents                                                 $   532,105
Restricted cash                                                               377,320
Accounts receivable                                                            11,027
Prepaid expenses                                                               20,937
                                                                         -------------
                                                                              941,389

Investment in real estate, at cost:
  Land                                                                      2,220,195
  Buildings and improvements                                               13,648,596
  Equipment                                                                   282,426
                                                                         -------------
                                                                           16,151,217
  Accumulated depreciation                                                 (3,422,166)
                                                                         -------------
                                                                           12,729,051
                                                                         -------------
Total assets                                                              $13,670,440
                                                                         -------------
                                                                         -------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                          $    49,676
Deferred income and prepaid rent                                               79,763
Tenants' security deposits                                                     63,843
Accrued real estate taxes                                                     247,611
                                                                         -------------
Total liabilities                                                             440,893
Partners' capital, 37,732 limited partnership units issued and
  outstanding                                                              13,229,547
                                                                         -------------
Total liabilities and partners' capital                                   $13,670,440
                                                                         -------------
                                                                         -------------


SEE ACCOMPANYING NOTE.

                    Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                       Consolidated Statements of Income
                                  (UNAUDITED)


                                                          Three Months Ended        Six Months Ended
                                                               June 30                  June 30
                                                        ------------------------------------------------
                                                           1995        1994         1995        1994
                                                        ------------------------------------------------

REVENUE
Rental                                                   $565,290    $534,800    $1,126,372  $1,078,166
Interest                                                    6,873       6,318        16,155      12,090
Other                                                      35,173      51,326        70,385      79,365
                                                        ------------------------------------------------
Total revenue                                             607,336     592,444     1,212,912   1,169,621


EXPENSES
Property operations and maintenance                       103,504     118,516       227,991      249,010
Depreciation and amortization                             125,187     114,913       250,376      229,325
General and administrative                                184,744     195,303       413,575      438,280
Management fees - Affiliate                                30,032      29,576        61,772       60,924
                                                        ------------------------------------------------
Total expenses                                            443,467     458,308       953,714      977,539
                                                        ------------------------------------------------
Net income                                               $163,869    $134,136     $ 259,198   $  192,082
                                                        ------------------------------------------------
                                                        ------------------------------------------------
Net income allocated to general partners                 $ 16,387    $ 13,414     $  25,920   $   19,208
                                                        ------------------------------------------------
                                                        ------------------------------------------------
Net income allocated to limited partners                 $147,482    $120,722     $ 233,278   $  172,874
                                                        ------------------------------------------------
                                                        ------------------------------------------------
Net income allocated to limited partners per
  limited partnership unit outstanding                   $   3.91    $   3.20     $    6.18   $     4.58
                                                        ------------------------------------------------
                                                        ------------------------------------------------
Limited partnership units outstanding                      37,732      37,732        37,732       37,732
                                                        ------------------------------------------------
                                                        ------------------------------------------------


SEE ACCOMPANYING NOTE.

                    Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  Consolidated Statement of Partners' Capital

                         Six months ended June 30, 1995
                                  (UNAUDITED)




                                                                            PARTNER CAPITAL ACCOUNTS
                                                                   -----------------------------------------
                                                                     GENERAL       LIMITED
                                                                     PARTNERS      PARTNERS        TOTAL
                                                                   -----------------------------------------

Balance at December 31, 1994                                         $210,379    $13,089,123   $13,299,502
Distributions (A)                                                           -       (329,153)     (329,153)
Net income                                                             25,920        233,278       259,198
                                                                   -----------------------------------------
Balance at June 30, 1995                                             $236,299    $12,993,248   $13,229,547
                                                                   -----------------------------------------
                                                                   -----------------------------------------

(A) Summary of 1995 quarterly cash distributions paid per limited partnership unit:

First quarter                                                                                      $4.41
Second quarter                                                                                      4.31


SEE ACCOMPANYING NOTE.

                    Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     Consolidated Statements of Cash Flows
                                  (UNAUDITED)




                                                                  SIX MONTHS ENDED
                                                                       JUNE 30
                                                            ---------------------------
                                                                1995           1994
                                                            ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $259,198     $  192,082
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              250,376        229,325
    Bad debt expense                                            15,446         12,824
    Net changes in operating assets and liabilities:
      Increase in accounts receivable                          (17,057)        (4,637)
      Increase in prepaid expenses                             (16,528)       (19,263)
      Decrease in accounts payable and accrued
        expenses                                              (175,698)      (122,488)
      Increase (decrease) in deferred income and
        prepaid rent                                            (8,896)        12,897
      Increase (decrease) in tenants' security deposits          3,776         (2,275)
      Decrease in due to affiliates                             (3,917)        (4,815)
                                                            ---------------------------
    Net cash provided by operating activities                  306,700        293,650

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (277,917)       (62,967)
                                                            ---------------------------
Cash used in investing activities                             (277,917)       (62,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                     (329,153)      (324,263)
                                                            ---------------------------
Cash used in financing activities                             (329,153)      (324,263)
                                                            ---------------------------
Net decrease in cash and cash equivalents                     (300,370)       (93,580)
Cash and cash equivalents, beginning of period                 832,475      1,157,891
                                                            ---------------------------
Cash and equivalents, end of period                           $532,105     $1,064,311
                                                            ---------------------------
                                                            ---------------------------


SEE ACCOMPANYING NOTE.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                    Note to Consolidated Financial Statements



1. INTERIM ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulation of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1994.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Chrisken Partners Cash Income Fund L.P. (CPCIF or the Partnership) is a Delaware limited partnership organized on May 4, 1987, with Chrisken Income Properties, Inc. (Managing General Partner) and Chrisken Limited Partnership I as General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units. CPCIF has 99.99% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owns a 199-unit residential complex located in Waukesha, Wisconsin (Springdale Apartments), and Chicago I Self-Storage Limited Partnership owns a 155,997 square foot self-storage facility located in Chicago, Illinois (Gold Coast Storage).

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $532,105 and $832,475 as of June 30, 1995 and December 31, 1994, respectively. The reduction in cash and cash equivalents is primarily due to capital improvement expenditures and reductions in accounts payable. Restricted cash represents operating and contingency reserves (Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 1995 and December 31, 1994) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at the Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs.

RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 95% at June 30, 1995, 95% at December 31, 1994, and 97% at June 30, 1994. While occupancy of the units remained relatively stable, rental rates have moderately increased. The General Partners believe that occupancy at Springdale Apartments will remain between 95
- - 98% for the remainder of 1995.

     Occupancy at Gold Coast Storage was 82% at June 30, 1995,  83% at
December 31, 1994, and 85% at June 30, 1994. During the second quarter of 1995 the Partnership began converting approximately 4,000 square feet of undivided storage space that had been previously occupied rent free by a charitable, not-for-profit organization. After conversion, the space yielded approximately 2,900 square feet of revenue generating space, of which approximately 58% had been leased as of June 30, 1995. Gold Coast Storage occupancy should remain stable in the future.

     Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

     Rental revenue of $779,597 for Springdale Apartments for the six months ended June 30, 1995 increased 2% from rental revenue of $764,461 for the six months ended June 30, 1994. The increase in rental revenue resulted from increased rental rates. The General Partners anticipate that rental revenues will maintain at this level through the remainder of 1995 with an overall increase in rental rates for the year. Rental revenue at Gold Coast Storage increased by 6.1% from $393,070 for the six months ended June 30, 1994 to $417,160 for the six months ended June 30, 1995 due to an increase in rental rates and income generating space as discussed above. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental revenue for the six months ended June 30, 1995 of

$1,212,912 increased by 3.4% from the six months ended June 30, 1994 of $1,169,621 primarily as a result of higher rental rates at both Springdale Apartments and Gold Coast Storage.

     Expenses for the six months ended June 30, 1995, attributable to Springdale Apartments of $527,785 were 7% lower than expenses for the six months ended June 30, 1994 of $567,253 due primarily to decreased property operating and maintenance expenses partially offset by higher depreciation expense due to under estimated depreciation expense for the six months ended June 30, 1994. Expenses attributable to Gold Coast Storage for the six months ended June 30, 1995 of $367,736 increased by approximately 5.5% from the six months ended June 30, 1994 of $348,383 primarily due to increased property operating and maintenance expenses. The cost to convert the aforementioned 4,000 square feet of storage space, although minimal, is reflected in the increased Gold Coast Storage property operating and maintenance expenses. Overall expenses for the six months ended June 30, 1995 of $953,714 decreased by approximately 2.5% from the six months ended June 30, 1994 of $977,539 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates expenses to continue to be lower in 1995 than in 1994.

     Net income for the six months ended June 30, 1995 of $251,812 from Springdale Apartments increased by approximately 31% from the six months ended June 30, 1994 of $192,082 due primarily to increased rental revenue and decreased property operating and maintenance expenses. Net income for the six months ended June 30, 1995 of $49,424 from Gold Coast Storage increased by 11% compared to a net income for the six months ended June 30, 1994 of $44,487 due to increased rental revenue partially offset by increased property operating and maintenance expenses. Overall net income for the six months ended June 30, 1995 of $243,043 increased by approximately 35% from the six months ended June 30, 1994 of $179,992 due to increased rental revenue at both of the Specified Properties and overall reduced property operating and maintenance expenses partially offset by higher depreciation expense.

     Net cash provided by operations for the six months ended June 30, 1995 was $306,700 compared to net cash provided by operations of $293,650 for the six months ended June 30, 1994. The change was primarily the result of increased net income during the six months ended June 30, 1995, offset by a significant decrease in accounts payable and accrued expenses.

     Distributions to Limited Partners during the six months ended June 30, 1995 totalled $329,153 compared to distributions of $324,263 during the six months ended June 30, 1994. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1995, provided that revenues and expenses also remain stable.

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


                     ChrisKen Partners Cash Income Fund L.P.
                     ---------------------------------------
                                  (Registrant)


                         By:  ChrisKen Income Properties
                              Inc., Managing General
                              Partner


Date:  August 11, 1994             By:/s/John F. Kennedy
                                      ----------------------------
                                   John F. Kennedy
                                   Director and President