Form 10QSB
period 1995-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1995-11-14
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

[ ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    ------------------

Commission File Number  0-17602
-------------------------------------------------------------------------------

                     Chrisken Partners Cash Income Fund L.P.
-------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                       certificate of Limited partnership)


            Delaware                                     36-3521124
-------------------------------------     -------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)

345 North Canal Street, Chicago, Illinois                        60606
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(312) 454-1626
-------------------------------------------------------------------------------
(Issuer's telephone number)


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


Yes  X  No
    ---    ---

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                            PAGE
PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheet at
               September 30, 1995                                            2

               Consolidated Statements of Income
               for the Three Months and Nine Months
               Ended September 30, 1995 and 1994                             3

               Consolidated Statement of Partners'
               Capital for the Nine Months Ended
               September 30, 1995                                            4

               Consolidated Statements of Cash Flows For
               the Nine Months Ended September 30, 1995
               and 1994                                                      5

               Notes to Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                             7


PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                             10

     Item 2.   Changes in Securities                                         10

     Item 3.   Defaults Upon Senior Securities                               10

     Item 4.   Submissions of Matters to a Vote of
               Security Holders                                              10

     Item 5.   Other Information                                             10

     Item 6.   Exhibits and Reports on Form 8-K                              10


SIGNATURE

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           Consolidated Balance Sheet

                               September 30, 1995
                                   (UNAUDITED)


ASSETS
Cash and cash equivalents                                        $    655,239
Restricted cash                                                       377,320
Accounts receivable                                                    22,438
Prepaid expenses                                                       10,828
                                                                 ------------
                                                                    1,065,825
Investment in real estate, at cost:
  Land                                                              2,220,195
  Buildings and improvements                                       13,776,620
  Equipment                                                           282,426
                                                                 ------------
                                                                   16,279,241
  Accumulated depreciation                                         (3,547,353)
                                                                 ------------
                                                                   12,731,888
                                                                 ------------
Total assets                                                     $ 13,797,713
                                                                 ------------
                                                                 ------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                 $     62,206
Deferred income and prepaid rent                                       81,054
Accrued real estate taxes                                             332,556
Tenants' security deposits                                             59,978
                                                                 ------------
Total liabilities                                                     535,794

Partners' capital, 37,732 limited partnership units
  issued and outstanding                                           13,261,919
                                                                 ------------
Total liabilities and partners' capital                          $ 13,797,713
                                                                 ------------
                                                                 ------------


SEE ACCOMPANYING NOTE.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        Consolidated Statements of Income
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30             SEPTEMBER 30
                                                                        -----------------------------------------------
                                                                          1995        1994         1995        1994
                                                                        -----------------------------------------------
REVENUE
Rental                                                                    $579,425    $544,282   $1,705,797  $1,622,448

Interest                                                                     7,372       7,169       23,527      19,259
Other                                                                       38,870      39,161      109,255     118,526
                                                                        -----------------------------------------------
Total revenue                                                              625,667     583,443    1,838,579   1,740,974


EXPENSES
Property operations and maintenance                                         96,582     148,321      324,573     397,331
Depreciation and amortization                                              125,187     114,831      375,563     344,156
General and administrative                                                 174,246     230,406      587,821     668,686
Management fees -- Affiliate                                                32,706      30,393       94,478      91,317
                                                                        -----------------------------------------------
Total expenses                                                             428,721     523,951    1,382,435   1,501,490
                                                                        -----------------------------------------------
Net income                                                               $ 196,946   $  66,661    $ 456,144   $ 258,743
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------
Net income allocated to general partners                                 $  19,685   $   6,666    $  45,614   $  25,874
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------
Net income allocated to limited partners                                 $ 177,251   $  59,995    $ 410,530   $ 232,869
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------
Net income allocated to limited partners per limited
  partnership unit outstanding                                           $    4.70   $    1.59    $   10.88   $    6.17
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------

Limited partnership units outstanding                                       37,732      37,732       37,732      37,732
                                                                        -----------------------------------------------
                                                                        -----------------------------------------------


SEE ACCOMPANYING NOTE.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

         Consolidated Statement of Partners' Capital

            Nine months ended September 30, 1995
                         (Unaudited)


                                 PARTNER CAPITAL ACCOUNTS
                              ---------------------------------
                              GENERAL      LIMITED
                              PARTNERS     PARTNERS     TOTAL
                              ---------------------------------
Balance at December 31, 1994   $210,379  $13,089,123  $13,299,502
Distributions (A)                     -     (493,727)    (493,727)
Net income                       45,614      410,530      456,144
                              -----------------------------------
Balance at September 30, 1995  $255,993  $13,005,926  $13,261,919
                              -----------------------------------
                              -----------------------------------

(A) Summary of 1995 quarterly cash distributions paid per limited partnership unit:

First quarter                            $4.41
Second quarter                            4.31
Third quarter                             4.37

SEE ACCOMPANYING NOTE.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)



                                                             NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                     -------------------------
                                                           1995           1994
                                                     -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  456,144   $  258,743
Adjustments to reconcile net income to
   net cash provided by operating
     activities:
     Depreciation and amortization                        375,563      344,156
     Bad debt expense                                      14,218       60,596
     Net changes in operating assets and
       liabilities:
          Increase in accounts receivable                 (27,240)     (24,260)
          Increase in prepaid expenses                     (6,419)      (9,300)
          Decrease in accounts payable and accrued
            expenses                                      (78,223)    (101,314)
          Increase (decrease) in deferred income
            and prepaid rent                               (7,605)      20,927
          Increase (decrease) in tenants' security            (89)       1,383
            deposits
          Decrease in due to affiliates                    (3,917)      (3,825)
                                                     -------------------------
Net cash provided by operating activities                 722,432      547,106

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (405,941)     (59,004)
                                                     -------------------------
Cash used in investing activities                        (405,941)     (59,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                (493,727)    (497,657)
                                                     -------------------------
Cash used in financing activities                        (493,727)    (497,657)
                                                     -------------------------
Net decrease in cash and cash equivalents                (177,236)      (9,555)
Cash and cash equivalents, beginning of                   832,475    1,157,891
period                                               -------------------------
Cash and equivalents, end of period                      $655,239   $1,148,336
                                                     -------------------------
                                                     -------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $655,239 and $832,475 as of September 30, 1995 and December 31, 1994, respectively. The reduction in cash and cash equivalents is primarily due to capital improvement expenditures
and reductions in accounts payable.   Restricted cash represents operating and
contingency reserves (Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 1995 and December 31, 1994) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs.

RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 94% at September 30, 1995, 95% at December 31, 1994, and 97% at September 30, 1994. While occupancy of the units remained relatively stable, rental rates have moderately increased. The General Partners believe that occupancy at Springdale Apartments will remain between 95 - 98% for the remainder of 1995.

     Occupancy at Gold Coast Storage was 81% at September 30, 1995, 83% at December 31, 1994, and 86% at September 30, 1994. During the second quarter of 1995 the Partnership began converting approximately 4,000 square feet of undivided storage space that had been previously occupied rent free by a charitable, not-for-profit organization. After conversion, the space yielded approximately 2,900 square feet of revenue generating space, of which approximately 92% had been leased as of September 30, 1995.

     Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations. Management anticipates occupancy at both Properties to remain stable during 1996.

     Rental and other revenue of $1,175,636 for Springdale Apartments for the nine months ended September 30, 1995 increased 2.7% from rental revenue of $1,144,142 for the nine months ended September 30, 1994. The increase in rental revenue resulted from an increase in rental rates of approximately 2.1%, increased sundry income, and reduced employee apartment unit benefits partially offset by higher vacancy loss. The General Partners anticipate that rental revenues will maintain at this level through the remainder of 1995 with an overall increase in rental rates for the year. Rental and other revenue at Gold Coast Storage increased by 7.1% from $596,832 for the nine months ended September 30, 1994 to $639,416 for the nine months ended September 30, 1995 primarily due to an increase in rental rates of approximately 5.3% and income generating space as discussed above. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental revenue for the nine months ended September 30, 1995 of $1,815,052 increased by 4.2% from the nine months ended September 30, 1994 of $1,740,974 primarily as a result of higher rental rates at both Springdale Apartments and Gold Coast Storage.

     Expenses for the nine months ended September 30, 1995, attributable to Springdale Apartments of $794,862 were 6.2% lower than expenses for the nine months ended September 30, 1994 of $847,690 due primarily to decreased property operating and maintenance expenses as the result of the capitalization of certain expenditures in 1995 that had been treated as expenses on an interim reporting basis in 1994, lower apartment redecorating expenses, and reduced grounds and maintenance costs. General and administrative expenses also are lower in 1995 as compared to 1994 as the result of reduced advertising and marketing costs, and decreased real estate tax expense as the result of a successful assessment valuation appeal. Depreciation expense is higher in 1995 as compared to 1994 due to capital expenditures in both periods. Expenses attributable to Gold Coast Storage for the nine months ended September 30, 1995 of $522,505 decreased by approximately 10.6% from the nine months ended September 30, 1994 of $584,376. Property operating and maintenance expenses are lower in 1995 as compared to 1994 primarily due to lower heating fuel costs as the result of the installation of new windows and building tuck pointing offset by higher dock attendant/elevator operator payroll costs. Several other property and maintenance expense items are marginally lower in 1995, but none the less contribute to the overall reduction in this category as compared to 1994. The cost to convert the aforementioned 4,000 square feet of storage space, although minimal, somewhat negates these expense reductions. General and administrative expenses are lower in 1995 as compared to 1994 primarily due to significantly reduced bad debt expense. In 1994 Gold Coast recognized several significant tenant receivable balances as uncollectible. Efforts to minimize such events via enhanced new applicant credit checks, and lockout and collection procedures have proved effective in reducing this expense in 1995. Other general and administrative expenses, such as advertising and marketing, data processing, telephone, and general supplies are lower in 1995 as compared to 1994 as the result of continuing cost containment measures. Gold Coast depreciation expense is marginally higher in 1995 as the result of capital improvement expenditures in 1994. Overall expenses for the nine months ended September 30, 1995 of $1,317,367 decreased by approximately 8% from the nine months ended September 30, 1994 of $1,432,066 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates expenses to continue to be lower in 1995 than in 1994. Management anticipates expenses in 1996 to be similar to those experience in 1995.

     Net income for the nine months ended September 30, 1995 of $380,774 from Springdale Apartments increased by approximately 28.4% from the nine months ended September 30, 1994 of $296,452 due primarily to increased rental revenue and decreased property operating and maintenance expenses. Net income for the nine months ended September 30, 1995 of $116,911 from Gold Coast Storage increased by 935% compared to a net income for the nine months ended September 30, 1994 of $12,456 due to increased rental revenue, reduced bad debt and general administrative expenses, and decreased property operating and maintenance expenses.

     Interest income earned by the Partnership for the nine months ended September 30, 1995 of $23,527 increased by approximately 22% from the nine months ended one year earlier of $19,259 primarily due to higher interest rates. Administrative expenses incurred by the Partnership for the nine months ended September 30, 1995 of $65,068 decreased by approximately 6.3% as the result of reduced third party accounting and audit fees, and legal fees.

     Overall net income for the nine months ended September 30, 1995 of $456,144 increased by approximately 76% from the nine months ended September 30, 1994 of $258,743 due to increased rental revenue at both of the Specified Properties and overall reduced property operating and maintenance, and general and administrative expenses partially offset by higher depreciation expense.

     Net cash provided by operations for the nine months ended September 30, 1995 was $742,432 compared to net cash provided by operations of $547,106 for the nine months ended September 30, 1994. The change was primarily the result of increased net income during the nine months ended September 30, 1995, offset by a decrease in accounts payable and accrued expenses, and an increase in accounts receivable. Capital expenditures at both Properties increased to $405,941 for the nine months ended September, 30, 1995 compared to $59,004 for the same period one year ago. Capital expenditures at Springdale Apartments included replacement of twisted steel beam supports which threatened building and resident safety, and the replacement of dated and worn appliances and carpeting. Additional capital expenditures at Springdale Apartments scheduled to begin during the fourth quarter of 1995 and completed during the first half of 1996 include exterior siding, exterior window shutter, and gutter replacement. Capital expenditures at Gold Coast included the completion of the window replacement program which began in the fourth quarter, 1994, and the replacement of building roofs. Management does not anticipate additional significant capital expenditures at Gold Coast for the remainder of 1995 or during 1996. Distributions to Limited Partners during the nine months ended September 30, 1995 totalled $493,727 compared to distributions of $497,657 during the nine months ended September 30, 1994. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1995, provided that revenues and expenses also remain stable.

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


                     Chrisken Partners Cash Income Fund L.P.
                     ---------------------------------------
                                  (Registrant)


                              By:  Chrisken Income Properties
                                   Inc., Managing General
                                   Partner


Date:  November 10, 1995           By:/s/John F. Kennedy
                                      -------------------------
                                   John F. Kennedy
                                   Director and President