Form 10KSB
period 1995-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1996-04-01
CIK 815278

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB
(Mark One)

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1995

                                          OR

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
          For the Transition period from _______________ to _______________

                           Commission file number  0-17602
_______________________________________________________________________________

                       CHRISKEN PARTNERS CASH INCOME FUND L.P.
                    (Name of small business issuer in its charter)
_______________________________________________________________________________

          Delaware                                           36-3521124
______________________________                      ___________________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

345 North Canal Street, Chicago, Illinois                        60606
_______________________________________________________________________________
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number                                 (312) 454-1626
                                             __________________________________

Securities registered under to Section 12(b) of the Exchange Act:

                                         None

Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Interests
_______________________________________________________________________________
                                   (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES  X.   NO.
    ___  ___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

    Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1995 was $2,289,899. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,866,000 (based on the price at which Units were offered to the public) at December 31, 1995 and March 15, 1996. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in
Part III of this Annual Report on Form 10-KSB.

                                  TABLE OF CONTENTS


                                                                                 PAGE

                                        PART I

Item 1.       Description of Business. . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.       Description of Properties. . . . . . . . . . . . . . . . . . . . . .  2
Item 3.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  6
Item 4.       Submission of Matters to a Vote of Security Holders. . . . . . . . .  6

                                       PART II

Item 5.       Market for Registrant's Limited Partnership Interests
                       and Related Security Holder Matters . . . . . . . . . . . .  7
Item 6.       Management's Discussion and Analysis or Plan of Organization . . . .  7
Item 7.       Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . .  9

                                       PART III

Item 9.  Directors' Executive Officers, Promoters and Control Persons; Compliance
         with  Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . 10
Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 11. Security Ownership of Certain Beneficial Owners and Management. . . . . . 11
Item 12. Certain Relationships and Related Transactions. . . . . . . . . . . . . . 11
Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

INDEX TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . .F-1


                                       (i)

                                        PART I

Item 1.       DESCRIPTION OF BUSINESS.

    ChrisKen Partners Cash Income Fund L.P. (the "Partnership") is a Delaware limited partnership formed in 1987 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or self-storage facilities. The general partners of the Partnership are ChrisKen Income Properties, Inc. (the "Managing General Partner") and ChrisKen Limited Partnership I (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, the shares of which are owned by Messrs. Robert W. Christoph and John F. Kennedy. As of January 1, 1994 and pursuant to written agreement, Mr. Christoph resigned as an officer and director of the Managing General Partner and transferred his shares into a voting trust, of which Mr. Kennedy is the voting trustee. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate of the Partnership, are the general partners. As of January 1, 1994 and pursuant to written agreement, Mr. Christoph converted his general partner interest in the Associate General Partner into a special limited partner interest without any management rights.

    The Partnership offered its units of limited partnership (the "Units") in a public offering (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, which Offering registered 56,000 Units. The Partnership had sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership's Prospectus dated August 28, 1987.

    The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of current cash flow, a significant portion of which should not be subject to federal income taxes in the initial years of the Partnership's operation; and (iii) capital appreciation.

    The Partnership used the net proceeds of the Offering (the "Net Proceeds") to purchase a 99.9% interest in the partnerships which own the Springdale Apartments, a 199-unit apartment complex located in Waukesha, Wisconsin (the "Springdale Apartments"), and Gold Coast Self Storage, a 155,997 gross square foot, seven story self-storage facility located in Chicago, Illinois ("Gold Coast Storage") (collectively, the "Specified Properties" or individually a "Property"). Further information concerning each of the Specified Properties is provided below in Item 2. Properties. Discussion regarding apartment complexes which may compete with the Springdale Apartments is set forth below in Item 2. Properties - The Springdale Apartments -- Analysis. Similarly, discussion regarding storage facilities which may compete with Gold Coast Storage is set forth below in
Item 2. Properties - Gold Coast Storage -- Analysis. The General Partners of the Partnership believe that both Specified Properties remain competitive in their respective markets.

    The Partnership has no employees. The General Partners believe that ChrisKen Real Estate Management Company, Inc., the manager of the Specified Properties, has sufficient personnel and other required resources to discharge all of its responsibilities to the Partnership. The General Partners and their Affiliates are permitted to perform services for the Partnership. The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

    A presentation of information about industry segments is not applicable because the Partnership operates solely in the real estate industry. The Partnership, by virtue of its ownership in real estate, is subject to federal and state laws and regulations covering various environmental issues. The Managing General Partner is not aware of any potential liability related to environmental issues or conditions that would be material to the Partnership.

Item 2.       DESCRIPTION OF PROPERTIES.

    The Partnership holds the Specified Properties described below on an unencumbered or all cash basis. In identifying the Specified Properties, the General Partners considered various real property and financial factors, including the condition and use of such Properties, the prospects for long-range liquidity, income-producing capacity, possible long-term appreciation prospects and income tax considerations. The Partnership will not acquire additional properties. The Partnership originally expected to begin an orderly liquidation of the Specified Properties after a period of operations of five to ten years. Although the Partnership has been operating for more than eight years, it has no present intent to commence liquidation. The Partnership intends to hold the Specified Properties until such time as sale or other disposition appears to be advantageous to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell or refinance a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The net proceeds of any such sale or refinancing would be distributed to the Partners in accordance with the terms of the Partnership Agreement.

                                OCCUPANCY/LEASED SPACE
                                ______________________

                    DESCRIPTION OF
NAME AND LOCATION      PROPERTY                  12/31/91  12/31/92  12/31/93  12/31/94  12/31/95
- -----------------  ---------------               --------  --------  --------  --------  --------

Springdale         199 unit residential           89%        90%       96%       95%       96%
Apartments         apartment complex
Waukesha,          located on 13.9 acres
Wisconsin          of land.

Gold Coast         155,997 square foot            75%        72%       76%       83%       81%
Storage            (145,000 until 6/88)
Chicago,           self-storage facility
Illinois           with 87,816 leasable
                   square feet (78,023
                   before 6/88) of space.

_____________________

THE SPRINGDALE APARTMENTS.

     GENERAL. The Partnership holds a 99.9% interest, as sole general partner, in Springdale Associates Ltd., a Delaware limited partnership affiliated with the Partnership (hereinafter "Springdale Associates"). ChrisKen Limited Partnership I, the Partnership's Associate General Partner holds the remaining .1% interest as the sole limited partner of Springdale Associates. Springdale Associates owns the land and buildings located at 2407-17 Springdale Road, Waukesha (Waukesha County), Wisconsin (the "Springdale Apartments").

     PROPERTY. The Springdale Apartments comprise a multi-family rental complex built in 1972, consisting of 199 rental units located in eight separate buildings on 13.9 acres of land. Each building is a two-story structure, with some buildings having exposed basements which allow for another level of apartments on the exposed sides.

     The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 1995 as follows:

                                                 AVERAGE
                         NO. OF      RENT      APPROXIMATE     RENT/SQ.FT.
                         APART-      PER        APARTMENT       (INCLUDES
APARTMENT TYPE           MENTS      MONTH         SIZE             HEAT)
_____________            _____      _____      ___________     ___________
1BR, 1 Bath               73      $590-620     677-733 SF         $.87-.85
*1BR, 1 Bath               6      $620-635     677-733 SF         $.92-.87
2BR, 2 Baths              91      $690-720     936-966 SF         $.74-.75
*2BR, 2 Baths              9      $720-735     936-966 SF         $.77-.76
3BR, 2 Baths              19      $850-885   1,150-1,200 SF       $.74.-74
*3BR, 2 Baths              1        $890        1,150 SF          $.77


*Fully Renovated

     The current rents in the table above reflect an increase of approximately 2.8% over December 31, 1994. The average occupancy of the Springdale Apartments was 96% for 1995 and 97% for 1994. Occupancy as of December 31, 1995 was 96% (see discussion in Item 6 below). All tenant leases are for periods of from six months to one year and no tenants lease more than one unit.

     ANALYSIS. The General Partners believe that the following information reflected market conditions as of December 31, 1995 for apartment complexes which may compete with the Springdale Apartments.

                                 COMPETITIVE PROJECTS

                                                      APARTMENT     AVERAGE
                                           RENT          SIZE      RENT/SQ.FT.
                            RENT            PER        (AVERAGE     (INCLUDES
PROJECT                APARTMENT TYPE      MONTH        IN SF)        HEAT)
_______                ______________      _____      _________    ___________
Meadows                 A) 1BR/1 Bath      $590            685        $.86
                        B) 1BR/1 Bath      $630            708        $.89
                        A) 2BR/2 Bath      $695            943        $.74
                        B) 2BR/2 Bath      $745          1,115        $.67

Monterey *                 1BR/1 Bath      $620-666    730-860    $.85-.77
(Waukesha)                 2BR/2 Bath      $695-755  965-1,010    $.72-.73

Willow *                   1BR/1 Bath      $515-595    630-912    $.82-.65
Creek                      2BR/1-1/2 Bath  $640-665  940-1,050    $.68-.63
(Waukesha)


*Does not include heat.
A = Not Remodeled
B = Remodeled

     The Meadows, which is directly across the street from Springdale Apartments, began remodeling it's clubhouse, leasing center, fitness center and game room in 1995, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is a ten-year-old complex and
rental rates do not include heat.   Willow Creek is a seven-to-eight year old
complex located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat, comprises 168 units.

     The Springdale Apartments are being depreciated using 27.5 year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 1995 primarily consisted of the replacement of twisted steel beam supports which threatened building and resident safety, replacement of appliances, and approximately half of the building exterior siding, window shutters and gutters. The remainder of the building exterior project will be completed in 1996 (see discussion in Item 6. below).

GOLD COAST STORAGE.

     GENERAL. The Partnership has a 99.9% interest, as the sole general partner, in Chicago I Self-Storage, Ltd., an Illinois limited partnership affiliated with the Partnership (the "Halsted Partnership"). ChrisKen Limited Partnership I, the Associate General Partner, holds the remaining .1% interest as the sole limited partner of the Halsted Partnership. The Halsted Partnership owns the land and buildings located at 1015 North Halsted, Chicago, Illinois ("Gold Coast Storage").

     PROPERTY. Gold Coast Storage is a seven-story, loft-type industrial building constructed in approximately 1930 for use as a light manufacturing facility and warehouse. In 1982, the building was converted to a self-storage facility by a prior owner. When acquired, the building contained a total gross floor area of approximately 145,000 square feet, in addition to a full basement area, and was constructed with load-bearing exterior masonry walls and wood floors and joists. The foundation walls are masonry with exterior elevations of common brick and face brick. The office areas in the front of the building are provided with heating, ventilation and air conditioning systems which the General Partners believe to be in satisfactory condition. The storage areas of the building are heated to temperatures held in the 50 degree Fahrenheit range by ceiling-mounted space heaters with fans. The Halsted Partnership replaced the prior boiler arrangement with two new high-efficiency boilers in the Fall of 1987. The building is serviced by two freight elevators and has a TV security system, fire escape and sprinkler system. The Gold Coast Storage parking lot has 40 spaces for automobiles.

     Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 1995, with the exception of approximately 8,464 square feet, were on a month-to-month basis. The average lease rate for self-storage space is $9.04 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 1995, approximately 81% of the space was leased compared to 83% at December 31, 1994. On an economic basis, the average occupancy during 1995 was 80% as compared to 77% during 1994. The General Partners believe that the increase of leased space in 1995, as compared to the prior year, is the result of a combination of several factors which include continued marketing efforts, and moderately improved economic conditions.

     The Partnership has obtained insurance covering the contents of rented storage units where damage is due to negligence or malfeasance. However, the scope of this type of insurance is limited and will not cover wrongful action deemed to be willful. The expense of defending and, where appropriate, settling or paying such claims is an added cost of business to be borne by the Partnership. Although the past experience of ChrisKen Management would indicate that such claims should not materially affect the Partnership's financial condition or its results of operations, no assurance can be given regarding the number or amount of such claims or the cost of defending or disposing of them, which the Partnership may have to bear.

     The size and type of self-storage units which are available are set forth in the chart below:

(1)  Gold Coast Storage - Interior

                               COST        COST          COST PER
     SQ. FT.      SIZE      PER MONTH    ANNUALLY        SQ. FT.
     ______       ____      _________    ________        _________
       16         4x4x4      $ 19.00      $  228.00      $14.25
       32         8x4x5        36.00         432.00       13.50
       40         5x8x9        49.00         588.00       14.70
       50        5x10x9        78.00         936.00       18.72
       64         8x8x9        75.00         900.00       14.06
       80        8x10x9        86.00       1,032.00       12.90
      104        8x13x9       124.00       1,488.00       14.31
      144        8x18x9       132.00       1,584.00       11.00
      192       12x16x9       150.00       1,800.00        9.38
      352         22x16       255.00       3,060.00        8.69


(2)  Gold Coast Storage - Exterior


                               COST        COST          COST PER
     SQ. FT.      SIZE      PER MONTH    ANNUALLY        SQ. FT.
     ______       ____      _________    ________        _________
      200         10x20      $155.00      $1,860.00       $9.30
      250         10x25       175.00       2,100.00        8.40
      264         12x22       189.00       2,268.00        8.59
      300         10x30       210.00       2,520.00        8.40
      403         13x31       287.00       3,444.00        8.55



     ANALYSIS. The General Partners believe that the following information reflects the current market conditions for self-storage space for those facilities which may compete with Gold Coast Storage.


(1)            East Bank Storage           (This location now offers sales representatives a business
               429 West Ohio Street        center which includes private offices and free local telephone use and copier service.)


                               COST        COST          COST PER
     SQ. FT.      SIZE      PER MONTH    ANNUALLY        SQ. FT.
     ______       ____      _________    ________        _________
       25         5x5x4       $45.00        $540.00      $21.60
       50        5x10x8        60.00         720.00       14.40
       64         8x8x8        75.00         900.00       14.40
       80        8x10x8        85.00       1,020.00       12.75
      100       10x10x8       110.00       1,320.00       13.20


(2)            Strong Box                  (This property has modified some space into a temperature
               1516 North Orleans          controlled wine cellar).


                               COST        COST          COST PER
     SQ. FT.      SIZE      PER MONTH    ANNUALLY        SQ. FT.
     ______       ____      _________    ________        _________
       16         4x4x4       $21.00        $252.00      $15.75
       25         5x5x8        46.00         552.00       22.08
       50        5x10x8        75.00         900.00       18.00
       64         8x8x8        91.00       1,092.00       17.06
       80        8x10x8       108.00       1,296.00       16.20
      100       10x10x8       131.00       1,572.00       15.72
      144        8x18x8       169.00       2,028.00       14.08


     Parking lot spaces are leased to an Affiliate at Gold Coast Storage which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $2,000 per month.

     Gold Coast Storage is being depreciated using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to
tax-exempt Limited Partners.   Major improvements during 1995 consisted of
the completion of the window replacement program which began in the fourth quarter, 1994, and the replacement of building roofs (see Item 6. below for further discussion).

Item 3.        LEGAL PROCEEDINGS.

     Other than ordinary and routine litigation incidental to the Partnership's business, the Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report. PART II

Item 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

     The Units are not readily transferable. There is no public market for the Units and it is not currently expected that any will develop. There are restrictions upon the transferability of the Units, including the requirement that the General Partners consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under federal and state securities laws.

     The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     At December 31, 1995 and March 15, 1996, there were 37,732 Units issued and outstanding which were held by a total of 1,869 Unitholders.

     The Limited Partners were paid four cash distributions totaling $17.49 per Unit in 1995 and $17.37 per Unit in 1994.

Item 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ORGANIZATION.

LIQUIDITY AND CAPITAL RESOURCES.

     The Partnership had cash and cash equivalents of approximately $663,387 as of December 31, 1995 and $832,475 as of December 31, 1994. The reduction in cash and cash equivalents on hand is the result of several primary factors; an increase in net income in 1995 as compared to 1994, offset by increases in accounts receivable and prepaid expenses, and decreases in accounts payable, accrued real estates taxes, and major repairs to the Specified Properties during 1995(see discussion below). The Partnership's restricted cash represents operating and contingency reserve (the "Reserve") funded by proceeds from the Offering had a balance of $377,320 on December 31, 1995 and December 31, 1994 (representing 2% of the gross proceeds of the Offering as required by the Limited Partnership Agreement). The Reserve is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon cash generated by the Specified Properties and secondarily through the sale or financing of these properties.

     The Partnership's Reserve is intended to assist the Partnership in maintaining liquidity to meet cash requirements. Based upon a review of the existing leases and occupancy levels at the Springdale Apartments and Gold Coast Storage and further based upon the Partnership's investment objectives and the fact that the Specified Properties are held on an all-cash basis in connection with such acquisitions, the General Partners do not anticipate a lack of liquidity. In the event such Reserve is insufficient to meet cash or liquidity needs, the Partnership would be required to borrow funds to meet such costs. Nonetheless, in addition to the Reserve discussed above, the General Partners believe that the equity in the Partnership's Specified Properties which are now held on an all-cash basis, will provide additional sources of liquidity, if required. The General Partners therefore believe that, if required, the Partnership would be able to obtain financing collateralized by the Properties in order to provide funds to meet working capital needs.

RESULTS OF OPERATIONS.

     COMPARISON OF 1995 TO 1994. Occupancy at the Springdale Apartments was 96% at December 31, 1995, compared to 95% at December 31, 1994. Occupancy at Springdale Apartments remained level throughout 1995 and is anticipated to remain at approximately 95% during 1996. Leased space at Gold Coast Storage was 81% at December 31, 1995, compared to 83% at December 31, 1994. On an economic basis, the average occupancy at Gold Coast Storage during 1995 was 80% as compared to 77% during 1994. At December 31, 1995, the average annual lease rate for self-storage space was $9.04 as compared to $8.65 one year earlier. The General Partners believe that the increase in occupancy at Gold Coast Storage, on an economic basis, reflects continued marketing efforts, and moderately improved market conditions. During the second quarter of 1995 the Partnership began converting approximately 4,000 square feet of undivided storage space that had been previously occupied rent free by a charitable, not for profit organization. After conversion the space yielded approximately 2,900 square feet of revenue generating space, of which approximately 89% was leased as of December 31, 1995. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 1996 will remain at approximately 80%. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

     Overall rental revenue in 1995 attributable to the Specified Properties ($2,289,899) increased by approximately 5% from 1994 (2,180,364). Rental revenue increased for Springdale Apartments (approximately 1.7%) from $1,469,698 for the year ended December 31, 1994 to $1,495,283 for the year ended December 31, 1995, due primarily to higher rental rates offset by slightly lower occupancy in 1995 as compared to 1994. The General Partners anticipate that rental revenue at Springdale Apartments should remain at approximately these levels through 1996. Rental revenue increased at Gold Coast Storage (approximately 11.8%) from $710,666 for the year ended December 31, 1994 to $794,616 for the year ended December 31, 1995. Although square footage occupancy as of December 31, 1995, (81%) was lower than at December 31, 1994 (83%) rental income increased in 1995 due to a 6.5% increase in rental rates and a 9.3% increase in economic occupancy. Rental rates of larger storage units rent at lower per square foot rates as compared to smaller storage units which rent at higher per square foot rates. The General Partners believe that rental revenue at Gold Coast Storage will improve during 1996 and remain relatively stable over the next few years.

     Major improvements completed in 1995 at Springdale Apartments include: exterior building siding replacement; $93,000, appliance replacement; $22,000, and structural steel beam replacement; $105,000. Major improvements budgeted for 1996 include the completion of the exterior building siding replacement; $80,000, roof replacement; $67,000, balcony replacement/repair; $106,000, and continued appliance replacement; $54,000. During 1995, major improvements at Gold Coast Storage included completion of the window replacement program which began in the fourth quarter of 1994; $152,000, and roof replacement; $106,000. The Gold Coast Storage 1996 major improvement budget includes: brochure and signage redesign; $4,500, fire escape repairs; $7,500, and replacement of the interior/exterior monitoring cameras and intercom system; $14,000.

     Overall expenses in 1995 attributable to the Specified Properties ($1,805,554) decreased by approximately 3.3% from 1994 ($1,867,418).
Expenses in 1995 attributable to Springdale ($1,094,762) decreased by approximately 1.7% from 1994 ($1,113,362). In aggregate, Property Operations expenses at Springdale remained level for the years ended December 31, 1995 and 1994 with reductions in utility costs offset by higher protection and security, rubbish removal, and carpet replacement expenses. Real Estate Taxes at Springdale were lower in 1995 as compared to 1994 due to a successful valuation assessment appeal. Advertising expense at Springdale remained level for the years ended December 31, 1995 and 1994. Depreciation and Amortization expense at Springdale Apartments increased in 1995 as compared to 1994 due to the affects of capitalizing certain expenditures in 1994 and 1995. In aggregate, General and Administrative expenses at Springdale remained level during 1995 as compared to 1994 with reductions in administrative staff payroll, payroll taxes, and professional fees offset by increased administrative and office expenses. Management Fees at Springdale increased during 1995 as compared to 1994 due to higher Total Revenue in 1995. Expenses attributable to Gold Coast Storage in 1995 ($710,792) decreased by approximately 5.7% from 1994 ($754,056). Property Operations expense at Gold Coast Storage decreased for the year ended December 31, 1995 as compared to the same period one year earlier due to reductions in protection and security costs, and utilities offset by increased landscaping repair expense. Real Estate Taxes at Gold Coast Storage decreased in 1995 as compared to 1994 due to a successful assessment appeal. Repairs and Maintenance expense at Gold Coast Storage increased in 1995 as compared to 1994 due to increases in janitorial personnel, elevator maintenance, electrical and heating equipment repairs offset by reductions in grounds maintenance contract and supplies, maintenance personnel salaries, and structural and repairs expense. Advertising expense at Gold Coast Storage dropped slightly during 1995 as compared to 1994. Depreciation and Amortization expense at Gold Coast Storage increased in 1995 as compared to 1994 due to the affects of the capitalization of certain expenditures during 1995 and 1994. General and Administrative expenses at Gold Coast Storage decreased significantly in 1995 as compared to 1994 due to reductions in administrative personnel salaries, lessee eviction legal fees, bad debt write off, workers compensation insurance, and real estate tax abatement service fees offset by increases in data processing costs, and property insurance expense. Management Fee expense at Gold Coast Storage is higher in 1995 as compared to 1994 due to higher Total Revenue in 1995.

     Net income for 1995 ($477,452) from Springdale Apartments increased by approximately 13.2% from 1994 ($421,594) due to an increase in rental revenues and decreased expenses. Net income for 1995 ($157,335) from Gold Coast Storage increased by approximately 341% from 1994 ($46,195) as a result to the factors affecting rental revenue and expenses as detailed above. The combined net income for the Specified Properties for 1995 ($634,787) increased by approximately 35.7% from 1994 ($467,789).

     Distributions to Limited Partners in 1995 totalled $660,113, an increase from 1994 distributions of $655,466. Distributions, on a per unit basis, to Limited Partners in 1995 ($17.49) increased from 1994 ($17.37), of which $-0-and $3.43 per unit, respectively was a return of capital. Net income per Unit in 1995 ($13.93) increased from 1994 ($9.88) primarily as the result of the factors detailed above affecting the Specified Properties. The General Partners anticipate distributions and net income per Unit to increase in the future due to a projected increase in occupancy and rental rates, and controlled expenses at the Specified Properties.

INFLATION.

     Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 7.        FINANCIAL STATEMENTS.

     See Index to Financial Statements on Page F-1 of this Form 10-KSB for Financial Statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                       PART III

Item 9.        DIRECTORS' EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Partnership does not have directors or officers. The General Partners of the Partnership are ChrisKen Income Properties, Inc., an Illinois corporation, as Managing General Partner, and ChrisKen Limited Partnership I, an Illinois limited partnership, as Associate General Partner.

     All issued and outstanding shares of the Managing General Partner are owned by Messrs. Robert W. Christoph and John F. Kennedy. As of January 1, 1994 and pursuant to written agreement, Mr. Christoph resigned as an officer and director of the Managing General Partner and transferred his shares into a voting trust which terminates on December 31, 2003. Mr. Kennedy is the voting trustee of this voting trust and has the power to exercise all voting rights with respect to Mr. Christoph's shares; Mr. Christoph retains the economic and beneficial interest in such shares. The sole officer of the Managing General Partner is John F. Kennedy, who is President and Secretary. Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate. As of January 1, 1994 and pursuant to written agreement, Mr. Christoph converted his general partner interest in the Associate General Partner into a special limited partner interest without any management rights.

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 1995:

NAME                AGE       POSITION
____                ___       ________
John F. Kennedy      45       Director, President and Secretary

     John F. Kennedy holds a Bachelor of Arts degree in Psychology from DePaul University. Mr. Kennedy co-founded The ChrisKen Group with Mr. Christoph and has been an officer, director, and shareholder of its affiliated companies as they have been formed or incorporated. Mr. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1986, Secretary of ChrisKen Real Estate Management Company, Inc. and is a general partner of the Associate General Partner. Prior to co-founding The ChrisKen Group, he was involved from 1977 to 1978 with marketing various properties for American Invesco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy served as Vice President of marketing for a privately held real estate securities firm based in Hawaii from 1978 to 1980.

     Mr. Kennedy has been a licensed real estate broker since 1981 and is currently a general partner in 29 privately-offered real estate partnerships located primarily in the Midwest. He also serves as a principal of the general partners of ChrisKen Growth & Income L.P. II, a public real estate limited partnership.

Item 10.  EXECUTIVE COMPENSATION.

     The Partnership does not have directors or officers. Furthermore, the Partnership is not required to pay the officers and directors of its General Partners any current nor any proposed compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 16 through 19 of the Partnership's Prospectus, which description is incorporated herein by reference.

     The following is a schedule of the compensation paid for the period ended December 31, 1995 by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:



DESCRIPTION OF TRANSACTION AND                                        AMOUNT OF
ENTITY RECEIVING COMPENSATION                                        COMPENSATION
_____________________________                                         ____________
Reimbursement of property operating payroll costs to Affiliate
of General Partners                                                     $266,087
                                                                        ________
Property Management Fee to Affiliate of the General Partners             132,802
                                                                        ________

     Total                                                              $398,889
                                                                        ________
                                                                        ________


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) To the best knowledge of the Partnership, as of December 31, 1995 and March 15, 1996, no person held more than five percent (5%) of the Units.

     (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1995 and March 15, 1996 37,732 Units were beneficially owned by 2,352 Limited Partners. No Units were owned by any directors or executive officers of the General Partners.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     ChrisKen Real Estate Management Company, Inc. ("ChrisKen Management"), an Affiliate of the General Partners, provides management services for the properties owned by the Partnership. The manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Properties, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Properties. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. ChrisKen Management earned $132,802 and $122,747 in 1995 and 1994, respectively, for such management services. In addition, the Partnership reimbursed ChrisKen Management for payroll expenses for personnel directly related to property operations totaling $266,087 and $260,368 in 1995 and 1994, respectively.

     There may be conflicts of interest on the part of ChrisKen Management since ChrisKen Management may be rendering similar services to other partnerships. However, the General Partners believe that ChrisKen Management has sufficient personnel and other required resources to discharge all of its responsibilities to the various properties that it manages and will manage in the future on behalf of the Partnership.

     Neither the General Partners nor their Affiliates are prohibited from providing services to, and otherwise dealing or doing business with, persons who deal with the Partnership. However, no rebates or "give ups" may be received by the General Partners or any such Affiliates of the General Partners, nor may the General Partners or any such Affiliates participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Limited Partnership Agreement.

     The Partnership may enter into other transactions with an Affiliate, provided that such transactions will be conducted by the General Partners on terms which are not less favorable to the Partnership than those available from others, the fees and other terms of the contact are fully disclosed and such party must have been previously engaged in such business independently of the Partnership and as an ordinary and ongoing business.

     An affiliate of the General Partners leases space at Gold Coast Storage. During 1995 and 1994 the Partnership recognized rental revenue of $25,000 and $24,000, respectively from this lease.

     Upon the sale or refinancing of a real estate investment purchased by the Partnership, the General Partners will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the gross sales price of the property; or (b) 1/2 of the competitive real estate commission if they have rendered such services; provided, however, that payment of such commissions to the General Partners shall be subordinated to receipt by the Limited Partners of their Adjusted Investment and Preferential Distribution. Reference is made to and Note 4 of the Notes to the Financial Statements for amounts paid to related parties.

 Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are included herein or incorporated by reference:

NUMBER    EXHIBIT
(3)       Certificate of Limited Partnership (incorporated by reference from Exhibit 3 of the Registrant's Form S-11 Registration
          Statement filed June 9, 1987, S.E.C. File No. 33-14921).

(4)       Limited Partnership Agreement of Registrant dated as of August 3, 1987 (incorporated by reference from Exhibit 3.1,
          Registrant's Form S-11 Registration Statement filed June 9, 1987, S.E.C. File No. 33-14921).

(10)(1)   Property Management Agreement between Registrant and ChrisKen Real Estate Management Company (incorporated by reference from Exhibit 19.1 to the Registrant's Form S-11 Registration Statement filed June 9, 1987, S.E.C. File
          No. 33-14921).

(28)(1)   Pages 16-19 of final Prospectus dated August 28, 1987 as filed with the Securities and Exchange Commission pursuant to
          Rule 424(b) promulgated under the Securities Act of 1933, as amended.

(b)       Reports on Form 8-K.


          The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                   By:    ChrisKen Income Properties, Inc.,
                                          Managing General Partner


Date:  March 29, 1996              By:    /s/ John F. Kennedy
                                       ____________________________________
                                            John F. Kennedy
                                            Director and President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ John F. Kennedy
_______________________________________
      John F. Kennedy, Director
      and President of the Managing General
      Partner

Date:  March 29, 1996

                       Consolidated Financial Statements

                    Chrisken Partners Cash Income Fund L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                    YEARS ENDED DECEMBER 31, 1995 AND 1994
                      WITH REPORT OF INDEPENDENT AUDITORS

                    Chrisken Partners Cash Income Fund L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                  Index to Consolidated Financial Statements



Report of Independent Auditors. . . . . . . . . . .  . . . . . . . . . . . .     F-2

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 1995. . . . . . . . . . .  . . . .     F-3
Consolidated Statements of Income for the Years Ended
 December 31, 1995 and 1994. . . . . . . . . . .  . . . . . . . . . . . . .      F-4
Consolidated Statements of Partners' Capital for the Years
 Ended December 31, 1995 and 1994. . . . . . . . . . .  . . . . . . . . . .      F-5
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1995 and 1994. . . . . . . . . . .  . . . . . . . . . . . . .      F-6
Notes to Consolidated Financial Statements . . . . . . . . . .  . . . . . .      F-7


                        Report of Independent Auditors

To the Partners
Chrisken Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of Chrisken Partners Cash Income Fund L.P. (a Delaware limited partnership), as of
December 31, 1995, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chrisken Partners Cash Income Fund L.P., at December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                              ERNST & YOUNG LLP




Chicago, Illinois
March 18, 1996

                    Chrisken Partners Cash Income Fund L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                          Consolidated Balance Sheet

                               December 31, 1995


ASSETS
Cash and cash equivalents                                                 $   663,387
Restricted cash                                                               377,320
Accounts receivable                                                            12,434
Prepaid expenses                                                               29,743
                                                                          -----------
                                                                            1,082,884
Investment in real estate, at cost:
Land                                                                        2,220,195
Buildings and improvements                                                 13,827,581
Equipment                                                                     308,821
                                                                          -----------
                                                                           16,356,597
Accumulated depreciation                                                  (3,682,668)
                                                                          -----------
                                                                           12,673,929
                                                                          -----------
Total assets                                                              $13,756,813
                                                                          -----------
                                                                          -----------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                          $    60,037
Tenants  security deposits                                                     61,298
Deferred income and prepaid rent                                               80,440
Accrued real estate taxes                                                     331,478
                                                                          -----------
Total liabilities                                                             533,253
Partners' capital, 37,732 limited partnership units issued and
 outstanding                                                               13,223,560
                                                                          -----------
Total liabilities and partners' capital                                   $13,756,813
                                                                          -----------
                                                                          -----------

SEE ACCOMPANYING NOTES.

                    Chrisken Partners Cash Income Fund L.P.
                       (A DELAWARE LIMITED PARTNERSHIP)

                          Consolidated Balance Sheet


                                                                YEAR ENDED DECEMBER 31
                                                                  1995           1994
                                                               ----------     ----------

REVENUE
Rental                                                         $2,289,899     $2,180,364
Interest                                                           31,611         28,406
Other                                                             150,442        154,843
                                                               ----------     ----------
Total revenue                                                   2,471,952      2,363,613

EXPENSES
Property operations                                               235,579        245,731
Real estate taxes                                                 330,119        348,481
Repairs and maintenance                                           246,520        256,345
Advertising                                                        66,932         68,626
Depreciation and amortization                                     510,878        493,738
General and administrative                                        364,951        413,777
Management fees - Affiliate                                       132,802        122,747
                                                               ----------     ----------
Total expenses                                                  1,887,781      1,949,445
                                                               ----------     ----------
Net income                                                     $  584,171     $  414,168
                                                               ----------     ----------
                                                               ----------     ----------

Net income allocated to general partners                       $   58,417     $   41,417
                                                               ----------     ----------
                                                               ----------     ----------
Net income allocated to limited partners                       $  525,754     $  372,751
                                                               ----------     ----------
                                                               ----------     ----------
Net income allocated to limited  partners per limited
 partnership unit outstanding                                  $    13.93     $     9.88
                                                               ----------     ----------
                                                               ----------     ----------

Limited partnership units outstanding                              37,732         37,732
                                                               ----------     ----------
                                                               ----------     ----------


SEE ACCOMPANYING NOTES.

                        Chrisken Partners Cash Income Fund L.P.
                           (A DELAWARE LIMITED PARTNERSHIP)

                    Consolidated Statements of Partners  Capital


                                                   PARTNERS' CAPITAL ACCOUNTS

                                           GENERAL        LIMITED
                                          PARTNERS        PARTNERS            TOTAL
                                          --------      -----------        -----------

Balance at January 1, 1994                $168,962      $13,371,838        $13,540,800
Distributions (A)                                -         (655,466)          (655,466)
Net income                                  41,417          372,751            414,168
                                          --------      -----------        -----------
Balance at December 31, 1994               210,379       13,089,123         13,299,502
Distributions (A)                                -         (660,113)          (660,113)
Net income                                  58,417          525,754            584,171
                                          --------      -----------        -----------
Balance at December 31, 1995              $268,796      $12,954,764        $13,223,560
                                          --------      -----------        -----------
                                          --------      -----------        -----------



Note (A): Summary of quarterly cash distributions paid per limited partnership unit:


                                                 1995                1994
                                                -----               -----
First quarter                                   $4.41               $4.19
Second quarter                                   4.31                4.36
Third quarter                                    4.36                4.41
Fourth quarter                                   4.41                4.41


SEE ACCOMPANYING NOTES.

                        Chrisken Partners Cash Income Fund L.P.
                           (A DELAWARE LIMITED PARTNERSHIP)

                    Consolidated Statements of Cash Flows


                                                              YEAR ENDED DECEMBER 31
                                                              1995               1994
                                                            --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                  $584,171           $414,168
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Depreciation and amortization                              510,878            493,738
  Provision for doubtful accounts                             11,712             73,898
  Net changes in operating assets and liabilities:
   Increase in accounts receivable                           (14,730)           (24,480)
   Increase in prepaid expenses                              (25,334)            (3,750)
   Increase (decrease) in accounts payable and
     accrued real estate taxes                               (81,470)            45,161
   Increase (decrease) in deferred income and
      prepaid rent                                            (8,219)            21,227
   Increase (decrease) in tenants' security deposits           1,231             (1,323)
   Decrease in due to affiliates                              (3,917)              (543)
                                                            --------           ---------
Net cash provided by operating activities                    974,322          1,018,096

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                        (483,297)          (310,726)
                                                            --------           ---------
Cash used in investing activities                           (483,297)          (310,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                   (660,113)          (655,466)
                                                            --------           ---------
Cash used in financing activities                           (660,113)          (655,466)
                                                            --------           ---------
Net (decrease) increase in cash and cash equivalents        (169,088)            51,904
Cash and cash equivalents, beginning of year                 832,475            780,571
                                                            --------           ---------
Cash and cash equivalents, end of year                      $663,387           $832,475
                                                            --------           ---------
                                                            --------           ---------


SEE ACCOMPANYING NOTES.

                        Chrisken Partners Cash Income Fund L.P.
                           (A DELAWARE LIMITED PARTNERSHIP)

                     Notes to Consolidated Statements of Cash Flows

                       Years ended December 31, 1995 and 1994


1.  ORGANIZATIONAL DATA

Chrisken Partners Cash Income Fund L.P. (CPCIF) is a Delaware limited partnership, organized on May 4, 1987, with Chrisken Income Properties, Inc. (Managing General Partner) and Chrisken Limited Partnership I as the General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units at $500 for each unit. CPCIF has 99.9% ownership interests in Springdale Associates Limited Partnership (Springdale) and Chicago I Self-Storage Limited Partnership (Self-Storage). Springdale owns a 199-unit residential complex located in Waukesha, Wisconsin, and Self-Storage owns a 155,997 square foot self-storage facility located in Chicago, Illinois.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of CPCIF, Springdale, and Self-Storage (collectively, the Partnership). Intercompany balances and transactions have been eliminated. Amounts attributable to the minority interests in Springdale and Self-Storage have not been reflected as those amounts are not material.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates their market value.

INVESTMENT IN REAL ESTATE

In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership has adopted Statement No. 121 in 1995, and the effect of adoption did not have an impact on the financial statements.

                        Chrisken Partners Cash Income Fund, L.P.
                           (A DELAWARE LIMITED PARTNERSHIP)

                     Notes to Consolidated Financial Statements (continued)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation of property and improvements is computed using the straight-line method over the estimated useful lives of the assets. Residential and nonresidential properties are being depreciated over 27.5 years and 31.5 years, respectively, and equipment is depreciated over seven years.

INCOME TAXES

The Partnership is not liable for federal income taxes. Each partner includes his proportionate share of partnership income or loss in his own tax return. Therefore, no provision for income taxes is made in the consolidated financial statements of the Partnership.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  PARTNERSHIP AGREEMENT

The Partnership agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partner and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners receiving their noncumulative, noncompounded annual preferred return of 7% per annum on their aggregate contributed capital (Annual Preferred Return) as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions to partners in 1995 and 1994 were not sufficient to meet the Annual Preferred Return.

The Partnership shall continue until December 31, 2027, unless sooner terminated pursuant to the applicable provisions of the Partnership agreement.

                       Chrisken Partners Cash Income Fund, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                Notes to Consolidated Financial Statements (continued)


3.  PARTNERSHIP AGREEMENT (CONTINUED)

The Partnership agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 1995, cash restricted for working capital reserve purposes was $377,320.

4.  RELATED PARTY TRANSACTIONS

The Partnership pays management fees to Chrisken Real Estate Management Company, Inc. (Chrisken), an affiliate of the General Partners. Management fees are calculated at 5% of gross revenue for Springdale and 6% of gross revenue for Self-Storage. Total management fees for 1995 and 1994 were $132,802 and $122,747, respectively. The agreement is subject to annual renewal. In addition, the Partnership reimburses Chrisken for payroll expenses for personnel directly related to property operations, totaling $266,087 and $260,368 in 1995 and 1994, respectively.

In 1995 and 1994, an affiliate of the General Partner rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $25,000 and $24,000, respectively

5.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally depreciation expense and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 1995 and 1994 is approximately $135,000 and $170,000, respectively, less than the taxable income of the Partnership. The aggregate cost of real estate for federal income tax purposes at December 31, 1995, is $12,341,057.