Form 10-Q
period 1996-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1996-05-15
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]                   QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ]                    TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    -------------------


Commission File Number  0-17602
- ------------------------------------------------------------------------

                   Chrisken Partners Cash Income Fund L.P.
- ------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


           Delaware                              36-3521124
- ---------------------------------        -------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification Number)


345 North Canal Street, Chicago, Illinois                60606
- ------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
- ------------------------------------------------------------------------
(Issuer's telephone number)


- ------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes      X     No
        ---        ---

                    CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                     INDEX

                                                                      Page
PART I           Financial Information                                ----
                 ---------------------
         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet at
                 March 31, 1996                                         2

                 Consolidated Statements of Income
                 for the Three Months Ended
                 March 31, 1996 and 1995                                3

                 Consolidated Statement of Partners'
                 Capital for the Three Months Ended
                 March 31, 1996                                         4

                 Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 1996
                 and 1995                                               5

                 Notes to Consolidated Financial Statements             6

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation                                      7


PART II.         Other Information
                 -----------------

         Item 1. Legal Proceedings                                      10

         Item 2. Changes in Securities                                  10

         Item 3. Defaults Upon Senior Securities                        10

         Item 4. Submissions of Matters to a Vote of
                 Security Holders                                       10

         Item 5. Other Information                                      10

         Item 6. Exhibits and Reports on Form 8-K                       10


SIGNATURE

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                 March 31, 1996
                                  (Unaudited)



ASSETS
Cash and cash equivalents                                    $   475,948
Restricted cash                                                  377,320
Accounts receivable                                               23,602
Prepaid expenses                                                  26,997
                                                             -----------
                                                                 903,867
Investment in real estate, at cost:
  Land                                                         2,220,195
  Buildings and improvements                                  13,955,552
  Equipment                                                      310,394
                                                             -----------
                                                              16,486,141
  Accumulated depreciation                                    (3,812,653)
                                                             -----------
                                                              12,673,488
                                                             -----------
Total assets                                                 $13,577,355
                                                             ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                             $    48,816
Tenants' security deposits                                        60,006
Deferred income and prepaid rent                                  88,412
Accrued real estate taxes                                        215,852
                                                             -----------
Total liabilities                                                413,086

Partners' capital, 37,732 limited partnership units
  issued and outstanding                                      13,164,269
                                                             -----------
Total liabilities and partners' capital                      $13,577,355
                                                             ===========


See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Operations
                                  (Unaudited)





                                                THREE MONTHS ENDED
                                                     MARCH 31
                                                1996          1995
                                            --------------------------
REVENUE
Rental                                        $587,491      $561,082
Interest income                                  9,374         9,282
Other                                           36,009        35,212
                                            --------------------------
Total revenue                                  632,874       605,576

EXPENSES
Property operations and maintenance            126,711       124,487
Depreciation and amortization                  129,985       125,189
General and administrative                     213,857       228,831
Management fees - Affiliate                     31,460        31,740
                                            --------------------------
Total expenses                                 502,013       510,247
                                            --------------------------
Net income                                    $130,861      $ 95,329
                                            ==========================
Net income allocated to general partners      $ 13,086      $  9,533
                                            ==========================
Net income allocated to limited partners      $117,775      $ 85,796
                                            ==========================
Net income allocated to limited
  partners per limited
  partnership unit outstanding                $   3.12      $   2.27
                                            ==========================
Limited partnership units outstanding           37,732        37,732
                                            ==========================

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                  Consolidated Statement of Partners' Capital

                       Three months ended March 31, 1996
                                  (Unaudited)




                                            PARTNER CAPITAL ACCOUNTS
                                  ----------------------------------------
                                   GENERAL         LIMITED
                                   PARTNERS        PARTNERS       TOTAL
                                  ----------------------------------------
Balance at December 31, 1995       $268,796       $12,954,764  $13,223,560
Distributions (A)                         -          (190,152)    (190,152)
Net income                           13,086           117,775      130,861
                                  ----------------------------------------
Balance at March 31, 1996          $281,882       $12,882,387  $13,164,269
                                  ========================================

(A)  Cash distributions paid per limited partnership unit were $5.04

See accompanying note.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                        1996          1995
                                                      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $ 130,861     $  95,329
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                       129,985       125,189
    Bad debt expense                                         --         8,283
    Net changes in operating assets and liabilities:
      Increase in accounts receivable                   (11,168)      (10,131)
      (Increase) decrease in prepaid expenses             2,746       (27,009)
      Decrease in accounts payable and accrued
        expenses                                       (126,847)     (263,274)
      Increase in deferred income and prepaid rent        7,972         2,169
      Increase (decrease) in tenants' security
        deposits                                         (1,292)        4,408
      Decrease in due to affiliates                          --        (3,917)
                                                      ------------------------
Net cash (used in) provided by operating activities     132,257       (68,953)


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                   (129,544)     (212,700)
                                                      ------------------------
Cash used in investing activities                      (129,544)     (212,700)


CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                              (190,152)     (166,385)
                                                      ------------------------
Cash used in financing activities                      (190,152)     (166,385)
                                                      -----------------------
Net decrease in cash and cash equivalents              (187,439)     (448,038)
Cash and cash equivalents, beginning of period          663,387       832,475
                                                      ------------------------
Cash and equivalents, end of period                   $ 475,948     $ 384,437
                                                      ========================

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Note to Consolidated Financial Statements

1. INTERIM ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1995.

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

Liquidity and Capital Resources

         The Partnership had cash and cash equivalents of $475,948 and $663,387 as of March 31, 1996 and December 31, 1995, respectively. The reduction in cash and cash equivalents is primarily due to capital improvement expenditures
and reductions in accounts payable.   Restricted cash represents operating and
contingency reserves (Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 1996 and December 31, 1995) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs.

         On March 4, 1996, Equity Resource Fund XVIII (Fund XVIII), which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's limited partners to purchase up to 1800 Units of the Partnership. As of the close of the Fund XVIII offer period, April 4, 1996, the Partnership's records indicate that 258.0863 Units were sold by limited partners to Fund XVIII. On March 13, 1996 the General Partners submitted an offer to the limited partners whereby CPCIF would purchase up to 1800 Units of the Partnership. As of the close date of the CPCIF offer, April 15, 1996, the Partnership's records indicate that 422.8684 Units were purchased by CPCIF. The cost of the Units purchased by CPCIF, $48,629.87, was disbursed during April and May, 1996. Management believes that neither the Unit sales to Fund XVIII nor the Unit purchases by CPCIF adversely affect the management or liquidity of the Partnership.
Results of Operations

         Occupancy at the Springdale Apartments was 93% at March 31, 1996, 96% at December 31, 1995, and 97% at March 31, 1995. While occupancy of the units remained relatively stable, rental rates have moderately increased. The General Partners believe that occupancy at Springdale Apartments will remain between 93 - 95% for the remainder of 1996.

         Occupancy at Gold Coast Storage was 82% at March 31, 1996, 81% at December 31, 1995, and 86% at March 31, 1995.


         Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations. Management anticipates occupancy at both Properties to remain stable during 1996.

         Rental and other revenue of $385,566 for Springdale Apartments for the three months ended March 31, 1996 decreased 2% from rental revenue of $393,941 for the three months ended March 31, 1995. The decrease in rental revenue resulted from an increase in rental rates of approximately 1%, offset by a increase in vacancy loss, higher employee unit benefits and model unit loss in 1996. The General Partners anticipate that rental revenues will maintain at this level through the remainder of 1996 with an overall increase in rental rates for the year. Rental and other revenue at Gold Coast Storage increased by approximately 17% from $202,353 for the three months ended March 31, 1995 to $237,934 for the three months ended March 31, 1996 primarily due to an increase in rental rates of approximately 10%, a reduction in vacancy loss and increased sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the three months ended March 31, 1996 of $632,500 increased by 4.6% from the three months ended March 31, 1995 of $596,294 due to the factors detail above affecting the Specified Properties.

         Expenses for the three months ended March 31, 1996, attributable to Springdale Apartments of $272,016 were approximately 5% higher than expenses for the three months ended March 31, 1995 of $259,384 due primarily to increased property operating and maintenance, and depreciation and amortization expenses, offset by lower general and administrative expenses. Property operating and maintenance expenses are higher due to higher carpet replacement expenses which were capitalized during the quarter ended March 31, 1995, higher janitorial, general maintenance, and painting and decorating costs due to higher vacancy during the current quarter and compared to the same period one year earlier, offset by lower utility costs, specifically heating fuels. Depreciation expense is higher in 1996 as compared to 1995 due to capital expenditures in 1995. General and administrative expenses are lower for the quarter ended March 31, 1996 and compared to the same period one year earlier due to lower real estate taxes as the result of a successful assessment valuation appeal which benefits the current period and a timing difference in the payment of Wisconsin income taxes during the first quarter of 1996 as compared to being paid during the second quarter of 1995, offset by higher office staff and related employer costs due to the higher vacancy which calls
for extended office hours for marketing purposes.   Expenses attributable to
Gold Coast Storage for the three months ended March 31, 1996 of $187,810 decreased by approximately 5% from the three months ended March 31, 1995 of $198,254 due to lower property operations and maintenance, and general and administrative expenses, offset by higher depreciation expense. Property operating and maintenance expenses are lower in 1996 as compared to 1995 primarily due to lower heating fuel costs as the result of the installation of new windows and building tuck pointing, lower dock attendant/elevator operator payroll costs, and boiler system repair costs incurred in the first quarter of 1995 which were not incurred in the current period, offset by higher electricity costs due to an erroneous meter reading in the fourth quarter of 1995. Depreciation expense is higher in 1996 as compared to 1995 due to capital expenditures in 1995. General and administrative expenses are lower in 1996 as compared to 1995 primarily due to lower office staff payroll and related employer costs, property insurance costs, and real estate taxes due to a successful real estate tax assessment appeal, offset by higher advertising and higher bad debt expense. Overall expenses incurred by the Specified Properties for the three months ended March 31, 1996 of $459,826 increased by approximately less than 1% from the three months ended March 31, 1995 of $457,638 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that, in aggregate, expenses in 1996 to be similar to those experienced in 1995.

         Net income for the three months ended March 31, 1996 of $113,550 from Springdale Apartments decreased by approximately 16% from the three months ended March 31, 1995 of $134,557 due primarily to decreased rental revenue and increased property operating and maintenance, and depreciation expenses. Net income for the three months ended March 31, 1996 of $50,124 from Gold Coast Storage increased significantly as compared to a net income for the three months ended March 31, 1995 of $4,099 due to increased rental revenue, decreased property operating and maintenance, general and administrative expenses offset by higher depreciation expense.

         Interest income earned by the Partnership for the three months ended March 31, 1996 of $9,374 increased by approximately 1% from the three months ended one year earlier of $9,282 primarily due to higher interest rates. Administrative expenses incurred by the Partnership for the three months ended March 31, 1996 of $42,187 decreased by approximately 20% from the three months ended one year earlier of $52,609 as the result of reduced third party accounting and audit fees.

         Overall net income for the three months ended March 31, 1996 of $130,861 increased by approximately 37% from the three months ended March 31, 1995 of $95,329 due to decreased rental revenue at Springdale Apartments and increased rental revenue at Gold Coast Storage and overall stable expenses at the Specified Properties, and reduced Partnership administrative expenses.

         Net cash provided by operations for the three months ended March 31, 1996 was $132,257 compared to net cash provided by operations of $68,953 for the three months ended March 31, 1995. The change was primarily the result of increased net income during the three months ended March 31, 1996, offset by a decrease in accounts payable and accrued expenses, and an increase in accounts receivable. Capital expenditures at both Properties decreased to $129,544 for the three months ended March, 31, 1996 compared to $212,700 for the same period one year ago. Capital expenditures at Springdale Apartments included completion of the exterior siding replacement project commenced in 1995, and the replacement of dated and worn appliances. There were no capital expenditures at Gold Coast Storage during the first quarter of 1996. Distributions to Limited Partners during the three months ended March 31, 1996 totalled $190,152 compared to distributions of $166,385 during the three months ended March 31, 1995. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1996, provided that revenues and expenses also remain stable.

         "Safe Harbor" statement under the U.S. Private Securities Litigation Reform Act of 1995: some statements in this Form 10-Q are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which the Springdale Apartments and Gold Coast Storage compete and/or unanticipated changes in expenses or capital expenditures.

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


                    Chrisken Partners Cash Income Fund L.P.
                    ---------------------------------------
                                  (Registrant)


                         By:  Chrisken Income Properties
                              Inc., Managing General
                              Partner


Date:  May 14, 1996                        By:/s/John F. Kennedy
                                              -------------------
                                           John F. Kennedy
                                           Director and President