Form 10QSB
period 1996-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1996-08-13
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


 [X]                   QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

 [ ]                   TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    -----------------

Commission File Number  0-17602
- --------------------------------------------------------------------------------

                   Chrisken Partners Cash Income Fund L.P.
- --------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


           Delaware                               36-3521124
- ---------------------------------   --------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification Number)


345 North Canal Street, Chicago, Illinois                60606
- --------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
- --------------------------------------------------------------------------
(Issuer's telephone number)


- --------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes    __X__     No  _____

                    CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                     INDEX

                                                                                           Page
                                                                                           ----
PART I           Financial Information
                 ---------------------

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet at
                 June 30, 1996                                                              2

                 Consolidated Statements of Income
                 for the Three Months and Six Months
                 Ended June 30, 1996 and 1995                                               3

                 Consolidated Statement of Partners'
                 Capital for the Six Months Ended
                 June 30, 1996                                                              4

                 Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 1996
                 and 1995                                                                   5

                 Notes to Consolidated Financial Statements                                 6

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation                                                          7


PART II.         Other Information
                 -----------------

         Item 1. Legal Proceedings                                                          10

         Item 2. Changes in Securities                                                      10

         Item 3. Defaults Upon Senior Securities                                            10

         Item 4. Submissions of Matters to a Vote of
                 Security Holders                                                           10

         Item 5. Other Information                                                          10

         Item 6. Exhibits and Reports on Form 8-K                                           10


SIGNATURE


                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                 June 30, 1996
                                  (Unaudited)



ASSETS
Cash and cash equivalents                   $   572,552
Restricted cash                                 377,320
Accounts receivable                              15,829
Prepaid expenses                                 10,457
                                           -------------
                                                976,158
Investment in real estate, at cost:
 Land                                         2,220,195
 Buildings and improvements                  13,960,111
 Equipment                                      309,698
                                           -------------
                                             16,490,004
 Accumulated depreciation                    (3,942,638)
                                           -------------
                                             12,547,366
                                           -------------
Total assets                                $13,523,524
                                           =============
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                            $    46,894
Deferred income and prepaid rent                 90,108
Tenants' security deposits                       64,472
Accrued real estate taxes                       236,631
                                           -------------
Total liabilities                               438,105
Partners' capital, 37,309 limited
 partnership units issued and
 outstanding                                 13,085,419
                                           -------------
Total liabilities and partners' capital     $13,523,524
                                           =============

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                       Consolidated Statements of Income
                                  (Unaudited)




                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30                      JUNE 30
                                            ---------------------------------------------------
                                             1996        1995           1996            1995
                                            ---------------------------------------------------
REVENUE
Rental                                      $585,581    $565,290      $1,173,072     $1,126,372
Interest                                       8,711       6,873          18,085         16,155
Other                                         40,251      35,173          76,260         70,385
                                            ----------------------------------------------------
Total revenue                                634,543     607,336       1,267,417      1,212,912

EXPENSES
Property operations and maintenance          113,937     103,504         240,648        227,991
Depreciation and amortization                129,985     125,187         259,970        250,376
General and administrative                   198,378     184,744         412,235        413,575
Management fees - Affiliate                   34,375      30,032          65,835         61,772
                                            ----------------------------------------------------
Total expenses                               476,675     443,467         978,688        953,714
                                            ----------------------------------------------------
Net income                                  $157,868    $163,869        $288,729       $259,198
                                            ====================================================
Net income allocated to general partners    $ 15,787     $16,387         $28,873       $ 25,920
                                            ====================================================
Net income allocated to limited partners    $142,081    $147,482        $259,856       $233,278
                                            ====================================================
Net income allocated to limited
partners per limited partnership unit
 outstanding                                $   3.77    $   3.91        $   6.89       $   6.18
                                            ====================================================
Limited partnership units outstanding         37,732      37,732          37,732         37,732
                                            ====================================================

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statement of Partners' Capital

                         Six months ended June 30, 1996
                                  (Unaudited)




                                                            PARTNER CAPITAL ACCOUNTS
                                                   ----------------------------------------
                                                     GENERAL        LIMITED
                                                    PARTNERS        PARTNERS       TOTAL
                                                   ----------------------------------------
Balance at January 1, 1996                          $268,796       $12,954,764  $13,223,560
Distributions (A)                                          -         (378,240)    (378,240)
Net income                                            28,873           259,856      288,729
Redeemed limited partnership units at cost                 -          (48,630)     (48,630)
                                                   ----------------------------------------
Balance at June 30, 1996                            $297,669       $12,787,750  $13,085,419
                                                   ========================================

(A) Summary of 1996 quarterly cash distributions paid per limited partnership unit:


First quarter                                          $5.04
Second quarter                                          4.98

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)




                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                     ----------------------
                                                        1996       1995
                                                     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $288,729   $259,198
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                         259,970    250,376
  Bad debt expense                                            -     15,446
  Net changes in operating assets and liabilities:
   Increase in accounts receivable                       (3,395)   (17,057)
   (Increase) decrease in prepaid expenses               19,286    (16,528)
   Decrease in accounts payable and accrued expenses   (107,990)  (175,698)
   Increase in deferred income and prepaid rent           9,668    (8,896)
   Increase in tenants' security deposits                 3,174      3,776
   Decrease in due to affiliates                              -    (3,917)
                                                      ---------------------
Net cash provided by operating activities               469,442    306,700

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                   (133,407)  (277,917)
                                                      ---------------------
Cash used in investing activities                      (133,407)  (277,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Redeemed limited partnership units at cost              (48,630)         -
Distributions to partners                              (378,240)  (329,153)
                                                      ---------------------
Cash used in financing activities                      (426,870)  (329,153)
                                                      ---------------------
Net decrease in cash and cash equivalents               (90,835)  (300,370)
Cash and cash equivalents, beginning of period          663,387    832,475
                                                      ---------------------
Cash and equivalents, end of period                    $572,552   $532,105
                                                      =====================

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Chrisken Partners Cash Income Fund L.P. (CPCIF or the Partnership) is a Delaware limited partnership organized on May 4, 1987, with Chrisken Income Properties, Inc. (Managing General Partner) and Chrisken Limited Partnership I as General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units at $500 for each unit. CPCIF has 99.99% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owns a 199-unit residential complex located in Waukesha, Wisconsin (Springdale Apartments), and Chicago I Self-Storage Limited Partnership owns a 155,997 square foot self- storage facility located in Chicago, Illinois (Gold Coast Storage).

Liquidity and Capital Resources

         The Partnership had cash and cash equivalents of $572,552 and $663,387 as of June 30, 1996 and December 31, 1995, respectively. The reduction in cash and cash equivalents is primarily due to capital improvement expenditures, reductions in accounts payable, and the of limited partner units as discussed
below.   Restricted cash represents operating and contingency reserves
(Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 1996 and December 31, 1995) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs.

         On March 4, 1996, Equity Resource Fund XVIII (Fund XVIII), which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's limited partners to purchase up to 1800 Units of the Partnership. As of the close of the Fund XVIII offer period, April 4, 1996, the Partnership's records indicate that 317.0863 Units were sold by limited partners to Fund XVIII. On March 13, 1996 the General Partners submitted a 30 day offer to the limited partners whereby CPCIF would purchase up to 1800 Units of the Partnership. As the result of the CPCIF offer, the Partnership purchased 422.8684 Units from limited partners as of June 30, 1996. During the six months ended June 30, 1996, 37,732 Units were outstanding. However, the Units acquired by the Partnership were retired, leaving 37,309.1316 Units outstanding at June 30, 1996. The cost of the Units purchased by CPCIF was $48,629.87. Management believes that neither the Unit sales to Fund XVIII nor the Unit purchases by CPCIF adversely affect the management or liquidity of the Partnership.

Results of Operations

         Occupancy at the Springdale Apartments was 94% at June 30, 1996, 96% at December 31, 1995, and 95% at June 30, 1995. While occupancy of the units remained relatively stable, rental rates have moderately increased.

         Occupancy at Gold Coast Storage was 85% at June 30, 1996, 81% at December 31, 1995, and 82% at March 31, 1995.


         Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations. Management anticipates occupancy at both Properties to remain stable at the current levels during the remainder of 1996.

         Rental and other revenue of $776,975 for Springdale Apartments for the six months ended June 30, 1996 decreased slightly from rental revenue and other revenue of $779,597 for the six months ended June 30, 1995. The decrease in rental revenue resulted from an increase in rental rates of approximately 1%, offset by a increase in vacancy loss, higher employee unit benefits and model unit loss in 1996. The General Partners anticipate that rental revenues will remain at this level through out the remainder of 1996 with an overall increase in rental rates for the year. Rental and other revenue at Gold Coast Storage increased by approximately 13% from $417,160 for the six months ended June 30, 1995 to $472,357 for the six months ended June 30, 1996 primarily due to an increase in rental rates of approximately 9%, a reduction in vacancy loss and increased sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the six months ended June 30, 1996 of $1,249,332 increased by 4% from the six months ended June 30, 1995 of $1,196,757 due to the factors detailed above.

         Expenses for the six months ended June 30, 1996, attributable to Springdale Apartments of $547,503 were approximately 4% higher than expenses for the six months ended June 30, 1995 of $527,785 due primarily to increased property operating and maintenance, and depreciation and amortization expenses, with stable general and administrative expenses. Property operating and maintenance expenses are higher due to higher carpet replacement expenses, higher general maintenance, and higher painting and decorating costs due to higher vacancy during the current six months. The above increases are partially offset by lower utility costs, specifically heating fuels. Depreciation expense is higher in 1996 as compared to 1995 due to capital expenditures in 1995. General and administrative expenses for the six months ended June 30, 1996 are comparable to the same period one year earlier although real estate taxes are lower as the result of a successful assessment valuation appeal which benefits the current period, offset by higher office staff and related employer costs due to the higher vacancy which calls for extended office hours for marketing purposes. Expenses attributable to Gold Coast Storage for the six months ended June 30, 1996 of $368,507 increased slightly from the six months ended June 30, 1995 of $367,736 with lower property operations and maintenance, and general and administrative expenses, offset by higher depreciation and management fee expense. Property operating and maintenance expenses are lower in 1996 as compared to 1995 primarily due to lower dock attendant/elevator operator payroll costs, and boiler system repair costs incurred in the first quarter of 1995 which were not incurred in the current period, offset by higher electricity costs due to an erroneous meter reading in the fourth quarter of 1995, higher occupancy, and an unseasonably cold 1996 spring; heating fuel costs are also higher during the current period due to the unseasonably cold spring. Depreciation expense is higher in 1996 as compared to 1995 due to capital expenditures in 1995. General and administrative expenses are lower in 1996 as compared to 1995 primarily due to lower office staff payroll and related employer costs, property insurance costs, and real estate taxes due to a successful real estate tax assessment
appeal, offset by higher advertising expenditures.   Management fee expense is
higher in the current period due to increased revenue. Overall expenses for the six months ended June 30, 1996 of $916,010 increased by approximately 2% from the six months ended June 30, 1995 of $895,521 primarily as a result of a combination of the factors described above. Management anticipates that, in aggregate, expenses in 1996 will be similar to those experienced in 1995.

         Net income for the six months ended June 30, 1996 of $229,472 from Springdale Apartments decreased by approximately 10% from the six months ended June 30, 1995 of $251,812 due primarily to decreased rental revenue and increased property operating and maintenance, and depreciation expenses. Net income for the six months ended June 30, 1996 of $103,850 from Gold Coast Storage increased significantly as compared to net income for the six months ended June 30, 1995 of $49,424 due to increased rental revenue, decreased property operating and maintenance and general and administrative expenses offset by higher depreciation and management fee expense.

         Interest income earned by the Partnership for the six months ended June 30, 1996 of $18,085 increased by approximately 12% from the six months ended one year earlier of $16,155 primarily due to higher interest rates. Administrative expenses incurred by the Partnership for the six months ended June 30, 1996 of $62,677 increased by approximately 8% from the six months ended one year earlier of $58,193 as the result of reduced third party accounting and audit fees offset by higher investor communication expenses due to the aforementioned Equity Resource Fund XVIII and CPCIF Unit purchase offers.

         Overall net income for the six months ended June 30, 1996 of $288,729 increased by approximately 18% from the six months ended June 30, 1995 of $259,198 due to decreased rental revenue at Springdale Apartments and increased rental revenue at Gold Coast Storage offset by slightly higher overall expenses and by higher Partnership administrative expenses.

         Net cash provided by operations for the six months ended June 30, 1996 was $469,442 compared to net cash provided by operations of $306,700 for the six months ended June 30, 1995. The change was primarily the result of increased net income during the six months ended June 30, 1996, an increase in deferred income and prepaid rent, a decrease in prepaid expenses, offset by a decrease in accounts payable and accrued expenses, and an increase in accounts receivable. Capital expenditures at both Properties decreased to $133,407 for the six months ended June, 30, 1996 compared to $277,917 for the same period one year ago. Capital expenditures at Springdale Apartments included completion of the exterior siding replacement project which commenced in 1995, and the replacement of dated and worn appliances. There were no capital expenditures at Gold Coast Storage during the first six months of 1996. Distributions to Limited Partners during the six months ended June 30, 1996 totalled $378,240 compared to distributions of $329,153 during the six months ended June 30, 1995. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1996, provided that revenues and expenses also remain stable.

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


                        Chrisken Partners Cash Income Fund L.P.
                        ---------------------------------------
                                     (Registrant)


                                  By:      Chrisken Income Properties
                                           Inc., Managing General
                                           Partner


Date:  August 8, 1996                       By: /s/John F. Kennedy
                                                -------------------------
                                                   John F. Kennedy
                                                   Director and President