Form 10-Q
period 1996-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1996-11-14
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ]                    TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    ------------------


Commission File Number  0-17602
--------------------------------------------------------------------------



                    Chrisken Partners Cash Income Fund L.P.
--------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


           Delaware                                   36-3521124
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)


345 North Canal Street, Chicago, Illinois                60606
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
--------------------------------------------------------------------------------
(Issuer's telephone number)


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

                    CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                     INDEX

                                                                     Page
                                                                     ----

PART I           Financial Information
                 ---------------------

         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet at
                 September 30, 1996                                      2

                 Consolidated Statements of Income
                 for the Three Months and Nine Months
                 Ended September 30, 1996 and 1995                       3

                 Consolidated Statement of Partners'
                 Capital for the Nine Months Ended
                 September 30, 1996                                      4

                 Consolidated Statements of Cash
                 Flows for the Nine Months Ended
                 September 30, 1996 and 1995                             5

                 Notes to Consolidated Financial
                 Statements                                              6

         Item 2. Management's Discussion and Analysis
                 or Plan of Operation                                    7


PART II.         Other Information
                 -----------------

         Item 1. Legal Proceedings                                      11

         Item 2. Changes in Securities                                  11

         Item 3. Defaults Upon Senior Securities                        11

         Item 4. Submissions of Matters to a Vote of
                          Security Holders                              11

         Item 5. Other Information                                      11

         Item 6. Exhibits and Reports on Form 8-K                       11

SIGNATURE

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheet

                               September 30, 1996
                                  (Unaudited)




ASSETS
Cash and cash equivalents                                         $     621,519
Restricted cash                                                         377,320
Accounts receivable                                                      24,321
Prepaid expenses                                                          7,083
                                                                  -------------
                                                                      1,030,243
Investment in real estate, at cost:
 Land                                                                 2,220,195
 Buildings and improvements                                          13,974,815
 Equipment                                                              308,821
                                                                  -------------
                                                                     16,503,831
 Accumulated depreciation                                            (4,072,623)
                                                                     12,431,208
                                                                  -------------
Total assets                                                      $  13,461,451
                                                                  =============
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                  $      46,189
Deferred income and prepaid rent                                         78,400
Tenants' security deposits                                              256,913
Total liabilities                                                        67,483
                                                                  -------------
                                                                        448,985
Partners' capital, 37,309 limited partnership units issued and
 outstanding                                                         13,012,466
Total liabilities and partners' capital                           $  13,461,451
                                                                  =============

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                       Consolidated Statements of Income
                                  (Unaudited)





                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30                SEPTEMBER 30
                                              1996          1995         1996          1995
                                          -------------  ----------  ------------  ------------
REVENUE
Rental                                      $   614,376  $  579,425    $1,787,448    $1,705,797
Interest                                         10,540       7,372        28,625        23,527
Other                                            43,616      38,870       119,876       109,255
                                            -----------  ----------    ----------    ----------
Total revenue                                   668,532     625,667     1,935,949     1,838,579
EXPENSES
Property operations and maintenance             134,541      96,582       375,189       324,573
Depreciation and amortization                   129,985     125,187       389,955       375,563
General and administrative                      211,742     174,246       623,977       587,821
Management fees - affiliate                      32,743      32,706        98,578        94,478
Total expenses                                  509,011     428,721     1,487,699    $1,382,435
Net income                                     $159,521  $  196,946    $  448,250    $  456,144
                                            ===========  ==========    ==========    ==========
Net income allocated to general partners    $    15,952  $   19,695    $   44,825    $   45,614
                                            ===========  ==========    ==========    ==========
Net income allocated to limited partners    $   143,569  $  177,251    $  403,425    $  410,530
                                            ===========  ==========    ==========    ==========
Net income allocated to limited
 partners per limited partnership unit
 outstanding                                $      3.84  $     4.70    $    10.73    $    10.88
Limited partnership units outstanding            37,309      37,732        37,591        37,732
                                            ===========  ==========    ==========    ==========

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                         Statement of Partners' Capital

                      Nine months ended September 30, 1996
                                  (Unaudited)




                                                        PARTNER CAPITAL ACCOUNTS
                                            ------------------------------------------------
                                                 GENERAL           LIMITED
                                                PARTNERS          PARTNERS         TOTAL
                                            ----------------  ---------------- -------------
Balance at January 1, 1996                          $268,796      $12,954,764   $13,223,560
Distributions (A)                                       --           (610,714)     (610,714)
Net income                                            44,825          403,425       448,250
Redeemed limited partnership units at cost              --            (48,630)      (48,630)
                                                    --------      -----------   -----------
Balance at September 30, 1996                       $313,621      $12,698,845   $13,012,466
                                                    ========      ===========   ===========

(A) Summary of 1996 quarterly cash distributions paid per limited partnership unit:


First quarter                                              $5.04
Second quarter                                              4.78
Third quarter                                               6.23

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)





                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             1996        1995
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $ 448,250   $ 456,144
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                               389,955     375,563
   Bad debt expense                                               --        14,218
   Net changes in operating assets and liabilities:
    Increase in accounts receivable                            (11,887)    (27,240)
    (Increase) decrease in prepaid expenses                     22,660      (6,419)
    Decrease in accounts payable and accrued expenses          (88,413)    (78,223)
    Decrease in deferred income and prepaid rent                (2,040)     (7,605)
    Increase (decrease) in tenants' security deposits            6,185         (89)
    Decrease in due to affiliates                                 --        (3,917)
                                                             ---------------------
Net cash provided by operating activities                      764,710     722,432

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                          (147,234)   (405,941)
                                                             ---------------------
Cash used in investing activities                             (147,234)   (405,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Redeemed limited partnership units at cost                     (48,630)      --
Distributions to partners                                     (610,714)   (493,727)
Cash used in financing activities                             (659,344)   (493,727)
                                                             ---------------------
Net decrease in cash and cash equivalents                      (41,868)   (177,236)
Cash and cash equivalents, beginning of period                 663,387     832,475
                                                             ---------------------
Cash and cash equivalents, end of period                     $ 621,519   $ 655,239
                                                             =====================

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                         Notes to Financial Statements



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

Liquidity and Capital Resources

         The Partnership had cash and cash equivalents of $621,519 and $663,387 as of September 30, 1996 and December 31, 1995, respectively. The reduction in cash and cash equivalents is primarily due to capital improvement expenditures, reductions in accounts payable, and the purchase of limited partner units as
discussed below.   Restricted cash represents operating and contingency
reserves (Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 1996 and December 31, 1995) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs.

         On March 4, 1996, Equity Resource Fund XVIII (Fund XVIII), which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's limited partners to purchase up to 1800 Units of the Partnership. As of the close of the Fund XVIII offer period, April 4, 1996, the Partnership's records indicate that 317.0863 Units were sold by limited partners to Fund XVIII. On March 13, 1996 the General Partners submitted a 30 day offer to the limited partners whereby CPCIF would purchase up to 1800 Units of the Partnership. As the result of the CPCIF offer, the Partnership purchased 422.8684 Units from limited partners as of September 30, 1996. During the six months ended June 30, 1996, 37,732 Units were outstanding. However, the Units acquired by the Partnership were retired, leaving 37,309.1316 Units outstanding at September 30, 1996. The limited partnership units outstanding for the nine months ended September 30, 1996 represents the weighted average of 37,732 units outstanding for the first six months of 1996 and 37,309 units outstanding for the three months ended September 30, 1996. The cost of the Units purchased by CPCIF was $48,629.87. Management believes that neither the Unit sales to Fund XVIII nor the Unit purchases by CPCIF adversely affect the management or liquidity of the Partnership.

Results of Operations

         Occupancy at the Springdale Apartments was 94% at September 30, 1996, 96% at December 31, 1995, and 94% at September 30, 1995. While occupancy of the units remained relatively stable, rental rates have moderately increased.

         Occupancy at Gold Coast Storage was 93% at September 30, 1996, 81% at December 31, 1995, and 81% at September 30, 1995.

         Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations. Management anticipates occupancy at both Properties to remain stable at the current levels during the remainder of 1996.

         Rental and other revenue of $1,172,825 for Springdale Apartments for the nine months ended September 30, 1996 decreased slightly from rental revenue and other revenue of $1,175,636 for the nine months ended September 30, 1995. The decrease in rental revenue resulted from an increase in rental rates of approximately 1%, offset by an increase in vacancy loss and higher model unit loss in 1996. The General Partners anticipate that rental revenues will remain at this level throughout the remainder of 1996 with an overall increase in rental rates for the year. Rental and other revenue at Gold Coast Storage increased by approximately 15% from $639,416 for the nine months ended September 30, 1995 to $734,499 for the nine months ended September 30, 1996 primarily due to an increase in rental rates of approximately 9%, a reduction in vacancy loss and increased sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the nine months ended September 30, 1996 of $1,907,324 increased by 5% from the nine months ended September 30, 1995 of $1,815,052 due to the factors detailed above.

         Expenses for the nine months ended September 30, 1996, attributable to Springdale Apartments of $855,880 were approximately 8% higher than expenses for the nine months ended September 30, 1995 of $794,862 due primarily to increased property operating and maintenance, and depreciation and amortization expenses, with stable general and administrative expenses. Property operating and maintenance expenses are higher due to increased carpet replacement, painting and decorating, and electricity costs due to higher vacancy during the current nine months, and increased grounds maintenance expenses. Depreciation expense is higher in 1996 as compared to 1995 due to capital expenditures in 1995. General and administrative expenses for the nine months ended September 30, 1996 are comparable to the same period one year earlier although real estate taxes are lower as the result of a successful assessment valuation appeal which benefits the current period, offset by higher office staff and related employer costs due to the higher vacancy which calls for extended office hours for marketing purposes. Expenses attributable to Gold Coast Storage for the nine months ended September 30, 1996 of $562,046 increased approximately 8% from the nine months ended September 30, 1995 of $522,505 with lower property operations and maintenance, offset by higher general and administrative, depreciation, and management fee expenses. Property operating and maintenance expenses are lower in 1996 as compared to 1995 primarily due to lower dock attendant/elevator operator payroll costs, and boiler system repair costs incurred in the first quarter of 1995 which were not incurred in the current period, and higher electricity costs due to an erroneous meter reading in the fourth quarter of 1995, higher occupancy, and an unseasonably cold 1996 spring; heating fuel costs are also higher during the current period due to the unseasonably cold spring. Depreciation expense is higher in 1996 as compared to 1995 due to capital expenditures in 1995. General and administrative expenses are higher in 1996 as compared to 1995 primarily due to lower office staff payroll and related employer costs, offset by higher advertising expenditures, bad debt expense and a retroactive parking tax assessment by the city of Chicago. Management fee expense is higher in the current period due to increased revenue. Overall expenses for the nine months ended September 30, 1996 of $1,417,926 increased by approximately 8% from the nine months ended September 30, 1995 of $1,317,367 primarily as a result of a combination of the factors described above. Management anticipates that, in aggregate, expenses in 1996 will be 8 to 10% more than those experienced in 1995.

         Net income for the nine months ended September 30, 1996 of $316,945 from Springdale Apartments decreased by approximately 17% from the nine months ended September 30, 1995 of $380,774 due primarily to decreased rental revenue and increased property operating and maintenance, and depreciation expenses. Net income for the nine months ended September 30, 1996 of $172,453 from Gold Coast Storage increased significantly as compared to net income for the nine months ended September 30, 1995 of $116,911 due to increased rental revenue, decreased property operating and maintenance offset by higher general and administrative, depreciation and management fee expenses.

         Interest income earned by the Partnership for the nine months ended September 30, 1996 of $28,625 increased by approximately 22% from the nine months ended one year earlier of $23,527 primarily due to higher interest rates. Administrative expenses incurred by the Partnership for the nine months ended September 30, 1996 of $69,773 increased by approximately 7% from the nine months ended one year earlier of $65,068 as the result of reduced third party accounting and audit fees offset by higher investor communication expenses due to the aforementioned Equity Resource Fund XVIII and CPCIF Unit purchase offers.

         Overall net income for the nine months ended September 30, 1996 of $448,245 decreased by approximately 2% from the nine months ended September 30, 1995 of $456,144 due to decreased rental revenue at Springdale Apartments and increased rental revenue at Gold Coast Storage offset by higher overall expenses and by higher Partnership administrative expenses.

         Net cash provided by operations for the nine months ended September 30, 1996 was $764,710 compared to net cash provided by operations of $722,432 for the nine months ended September 30, 1995. The change was primarily the result of decreased net income during the nine months ended September 30, 1996 and a decrease in deferred income and prepaid rent, partially offset by a decrease in prepaid expenses, a decrease in accounts payable and accrued expenses, and an increase in accounts receivable. Capital expenditures at both Properties decreased to $147,234 for the nine months ended September, 30, 1996 compared to $405,941 for the same period one year ago. Capital expenditures at Springdale Apartments included completion of the exterior siding replacement project which commenced in 1995, and the replacement of dated and worn appliances. There were no capital expenditures at Gold Coast Storage during the first nine months of 1996. Distributions to Limited Partners during the nine months ended September 30, 1996 totaled $610,714 compared to distributions of $493,727 during the nine months ended September 30, 1995. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1996, provided that revenues and expenses also remain stable.

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


                    Chrisken Partners Cash Income Fund L.P.
                    ---------------------------------------
                                  (Registrant)


                                  By:      Chrisken Income Properties
                                           Inc., Managing General
                                           Partner


Date: November 12, 1996                            By:/s/John F. Kennedy
                                                   ----------------------
                                                   John F. Kennedy
                                                   Director and President