Form 10KSB40
period 1996-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1997-03-27
CIK 815278

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from _______________ to _______________

                        Commission file number  0-17602

-------------------------------------------------------------------------
                    CHRISKEN PARTNERS CASH INCOME FUND L.P.
-------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                 Delaware                                36-3521124
      ------------------------------                   -----------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

      345 North Canal Street, Chicago, Illinois          60606
-------------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

      Issuer's telephone number                  (312) 454-1626
                                ------------------------------------------
Securities registered under to Section 12(b) of the Exchange Act:

                                              None

Securities registered under Section 12(g) of the Exchange Act:

                         Limited Partnership Interests
           ---------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days. YES X  NO   .
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1996 was $2,396,355. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,866,000 (based on the price at which Units were offered to the public) at December 31, 1996 and March 15, 1997. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in
Part III of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

                                                                                                           Page
                                       PART I                                                             ------


      Item 1.      Description of Business.................................................................... 1
      Item 2.      Description of Properties.................................................................. 2
      Item 3.      Legal Proceedings.......................................................................... 6
      Item 4.      Submission of Matters to a Vote of Security Holders........................................ 6

                                    PART II

      Item 5.      Market for Registrant's Limited Partnership Interests
                   and Related Security Holder Matters........................................................ 7
      Item 6.      Management's Discussion and Analysis or Plan of Organization............................... 7
      Item 7.      Financial Statements....................................................................... 9
      Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................... 9

                                    PART III

      Item 9.      Directors' Executive Officers, Promoters and Control Persons; Compliance with
                   Section  16(a) of the Exchange Act........................................................ 10
      Item 10.     Executive Compensation.................................................................... 10
      Item 11.     Security Ownership of Certain Beneficial Owners and Management............................ 11
      Item 12.     Certain Relationships and Related Transactions............................................ 11
      Item 13.     Exhibits and Reports on Form 8-K.......................................................... 12

      SIGNATURES 13

      INDEX TO FINANCIAL STATEMENTS......................................................................... F-1

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

     The Partnership offered its units of limited partnership (the "Units") in a public offering (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, which Offering registered 56,000 Units. The Partnership had sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. On March 4, 1996, Equity Resource Fund XVIII (Fund XVIII), which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's limited partners to purchase up to 1800 Units of the Partnership. As of the close of the Fund XVIII offer period, April 4, 1996, the Partnership's records indicate that 317 Units were sold by various limited partners to Fund XVIII. On March 13, 1996, the General Partners submitted a 30 day offer to the limited partners whereby the Partnership would purchase up to 1800 Units of the Partnership. As the result of the Partnership offer, the Partnership purchased 423 Units from limited partners as of the close of the Partnership's offer period. During the three months ended March 31, 1996, 37,732 Units were outstanding. However, the Units acquired by the Partnership were retired, leaving 37,309 Units outstanding at December 31, 1996. The limited partnership units outstanding for the twelve months ended December 31, 1996 represents the weighted average of 37,732 units outstanding for the first three months of 1996 and 37,309 units outstanding for the remaining nine months ended December 31, 1996. The cost of the Units purchased by the Partnership was $48,630. Management believes that neither the Unit sales to Fund XVIII nor the Unit purchases by the Partnership adversely affect the management or liquidity of the Partnership.

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

Item 2. Description of Properties.

     The Partnership holds the Specified Properties described below on an unencumbered or all cash basis. In identifying the Specified Properties, the General Partners considered various real property and financial factors, including the condition and use of such Properties, the prospects for long-range liquidity, income-producing capacity, possible long-term appreciation prospects and income tax considerations. The Partnership will not acquire additional properties. The Partnership originally expected to begin an orderly liquidation of the Specified Properties after a period of operations of five to ten years. Although the Partnership has been operating for more than nine years, it has no present intent to commence liquidation. The Partnership intends to hold the Specified Properties until such time as sale or other disposition appears to be advantageous to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell or refinance a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The net proceeds of any such sale or refinancing would be distributed to the Partners in accordance with the terms of the Partnership Agreement.

                             Occupancy/Leased Space


                            Description of
Name and Location           Property                      12/31/92     12/31/93    12/31/94    12/31/95    12/31/96
--------------------------  --------------                --------     --------    --------    --------    --------

Springdale                  199 unit residential             90%         96%        95%           96%          88%
Apartments                  apartment complex
Waukesha,                   located on 13.9 acres
Wisconsin                   of land.

Gold Coast                  155,997 square foot              72%         76%        83%           81%          89%
Storage                     (145,000 until 6/88)
Chicago,                    self-storage facility
Illinois                    with 99,040 leasable
                            square feet (78,023
                            before 6/88) of space.

____________________

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

     The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 1996 as follows:

                                               Average
                           No. of    Rent    Approximate    Rent/Sq.Ft.
                           Apart-    Per      Apartment      (Includes
           Apartment Type  ments    Month       Size           Heat)
           --------------  ------  --------  -----------    -----------

           1BR, 1 Bath       73    $595-620    677-733 SF     $.88-.85
          *1BR, 1 Bath        6    $620-635    677-733 SF     $.92-.87
           2BR, 2 Baths      91    $695-720    936-966 SF     $.74-.75
          *2BR, 2 Baths       9    $720-735    936-966 SF     $.77-.76
           3BR, 2 Baths      19    $855-885  1,150-1,200 SF   $.74.-74
          *3BR, 2 Baths       1    $890         1,150 SF      $.77


     *Fully Renovated

     Although the current rents in the table above reflect a slight increase over December 31, 1995, recognized lease rates increased 1.75% during 1996.
The average economic occupancy of the Springdale Apartments was 94% for 1996 and 96% for 1995. Occupancy as of December 31, 1996 was 88% (see discussion in
Item 6 below).   All tenant leases are for periods of from six months to one year and no tenants lease more than one unit.

     Analysis. The General Partners believe that the following information reflected market conditions as of December 31, 1996 for apartment complexes which may compete with the Springdale Apartments.

                              COMPETITIVE PROJECTS



                                                            Apartment       Average
                                              Rent          Size            Rent/Sq.Ft.
                          Rent                Per           (Average        (Includes
Project                Apartment Type         Month         in SF)          Heat)
--------               --------------         -----         ----------      ----------
Meadows                A) 1BR/1 Bath          $580                685            $.85
                       B) 1BR/1 Bath          $630                708            $.89
                       A) 2BR/2 Bath          $660                943            $.70
                       B) 2BR/2 Bath          $775              1,115            $.70

Monterey *              1BR/1 Bath            $645-685        730-860        $.88-.80
(Waukesha)              2BR/2 Bath            $735-770      965-1,010        $.76-.76

Willow *                1BR/1 Bath            $535-575        630-912        $.85-.63
Creek                   2BR/1-1/2 Bath        $660-685      940-1,050        $.70-.65
(Waukesha)


*Does not include heat.
A = Not Remodeled
B = Remodeled

     The Meadows, which is directly across the street from Springdale Apartments, completed remodeling it's clubhouse, leasing center, fitness center and game room in 1996, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is an eleven-year-old complex and rental
rates do not include heat.   Willow Creek is a eight-to-nine year old complex
located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat, comprises 168 units.

     The Springdale Apartments are being depreciated using 27.5 year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 1996 primarily consisted of re-roofing the Property's buildings, replacement of appliances, and completing the remaining half of the building exterior siding, window shutter, and gutter replacement project that began in 1995 (see discussion in Item 6. below). Major improvements anticipated in 1997 include; replacing the iron fencing around the swimming pool, repairing and/or replacing pool area concrete and tile, replace approximately 100 wood balconies, replace approximately 130 hallway and basement doors, renovate approximately twenty apartments, add forty enclosed garages, apartment appliance replacement, re-carpet certain apartments and common halls, and re-asphalt the parking lot.

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

     Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 1996, with the exception of approximately 9,525 square feet, were on a month-to-month basis. The average lease rate for self-storage space is $12.65 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 1996, approximately 89% of the space was leased compared to 81% at December 31, 1995. On an economic basis, the average occupancy during 1996 was 84% as compared to 80% during 1995. The General Partners believe that the increase of leased space in 1996, as compared to the prior year, is the result of a combination of several factors which include continued marketing efforts, and moderately improved economic conditions.

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

     The size and type of self-storage units which are available are set forth in the chart below:

(1) Gold Coast Storage - Interior

                                                          Annual
                                      Cost      Cost      Cost per
                  Sq. Ft.  Size     per month   Annually  Sq. Ft.
                  -------  -------  ---------   --------  --------
                     16    4x4x4     $26.00     $312.00    $19.50
                     32    8x4x5      36.00      432.00     13.50
                     40    5x8x9      49.00      588.00     14.70
                     50   5x10x9      65.00      780.00     15.60
                     64    8x8x9      79.00      948.00     14.81
                     80   8x10x9      95.00    1,140.00     14.25
                    104   8x13x9     129.00    1,548.00     14.88
                    144   8x18x9     154.00    1,848.00     12.83
                    192  12x16x9     170.00    2,040.00     10.63
                    352    22x16     352.00    4,224.00     12.00


(2) Gold Coast Storage - Exterior


                                              Annual
                           Cost      Cost    Cost per
        Sq. Ft.  Size   per month  Annually   Sq. Ft.
        -------  -----  ---------  ---------  -------
          200    10x20    $200.00   $2,400.00   $12.00
          250    10x25     250.00    3,000.00    12.00
          264    12x22     264.00    3,168.00    12.00
          300    10x30     300.00    3,600.00    12.00
          403    13x31     403.00    4,836.00    12.00


     Analysis. The General Partners believe that the following information reflects the current market conditions for self-storage space for those facilities which may compete with Gold Coast Storage.


(1) East Bank Storage (One)      (This location now offers sales
    429  West Ohio Street        representatives a business center
                                 which includes private offices and
                                 free local telephone use and copier
                                 service.)



                                                           Annual
                                   Cost        Cost       Cost per
             Sq. Ft.      Size   per month    Annually     Sq. Ft.
             -------      -----  ---------    ---------   -------
               25         5x5x4    $45.00     $540.00      $21.60
               50        5x10x8     60.00      720.00       14.40
               64         8x8x8     75.00      900.00       14.06
               80        8x10x8     85.00    1,020.00       12.75
              100       10x10x8    110.00    1,320.00       13.20


(2)  East Bank Storage (Two)     (This property opened during the fourth
                                 quarter 1996 and is holding it's lease rates artificially low during lease up.)


                                                           Annual
                                   Cost        Cost       Cost per
             Sq. Ft.      Size   per month    Annually     Sq. Ft.
             -------      -----  ---------    ---------   -------
               25         5x5x8   $20.00      $240.00       $9.60
               50        5x10x8    35.00       420.00        8.40
               80        8x10x8    60.00       720.00        9.00
              100       10x10x8    75.00       900.00        9.00
              150       10x15x8    99.00     1,188.00        7.92
              200       10x20x8   135.00     1,620.00        8.10

(3)  Public Storage
     1129 N. Wells           (This location opened for business in early 1996.)


                                                          Annual
                                      Cost      Cost      Cost per
                  Sq. Ft.  Size     per month   Annually  Sq. Ft.
                  -------  -------  ---------   --------  --------
                   25      5x5x8    $49.00      $588.00    $23.52
                   50     5x10x8     76.00       912.00     18.24
                   80     8x10x8    108.00     1,296.00     16.20
                  100    10x10x8    130.00     1,560.00     15.60
                  200    10x20x8    237.00     2,844.00     14.22




(4) Strong Box
    1516 N. Orleans         (This property has modified some space into a
                            temperature controlled wine cellar.)

                                                          Annual
                                      Cost      Cost      Cost per
                  Sq. Ft.  Size     per month   Annually  Sq. Ft.
                  -------  -------  ---------   --------  --------
                    16     4x4x4      $23.00    $276.00    $17.25
                    25     5x5x8       50.00     600.00     24.00
                    50    5x10x8       83.00     996.00     19.92
                    64     8x8x8      100.00   1,200.00     18.75
                    80    8x10x8      119.00   1,428.00     17.85
                   100   10x10x8      145.00   1,740.00     17.40
                   144    8x18x8      171.00   2,052.00     14.25


     Parking lot spaces are leased to an Affiliate of Gold Coast Storage which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $1,650 per month.

     Gold Coast Storage is being depreciated using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. Major improvements during 1996 included replacing two heat pumps, and partial replacement of the burglar alarm/security camera system (see
Item 6. below for further discussion). Major improvements anticipated for 1997 include completing the replacement of the burglar/security camera system, and adding water pumps to the heating system.

Item 3. Legal Proceedings.

     Other than ordinary and routine litigation incidental to the Partnership's business, the Partnership is not a party to any material legal proceeding nor, to the best of its knowledge, are any such proceedings either pending or threatened.

Item 4. Submission of Matter to a Vote of Security Holders

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

     At December 31, 1995, there were 37,732 Units issued and outstanding. However, as the result of the aforementioned Unit purchase offer from the Partnership to the Limited Partners, 423 Units were purchased and retired by the Partnership. Therefore, effective April 1, 1996, 37,309 Units were outstanding. At December 31, 1996 and March 15, 1997, there were 37,309 Units issued and outstanding which were held by a total of 1756 Unit holders.

     The Limited Partners were paid four cash distributions totaling $22.61 per Unit in 1996 and $17.49 per Unit in 1995.

Item 6. Management's Discussion and Analysis or Plan of Organization

     The Partnership had cash and cash equivalents of approximately $650,259 as of December 31, 1996 and $663,387 as of December 31, 1995. The reduction in cash and cash equivalents on hand is the result of several primary factors: an increase in distributions in 1996, offset by a decrease in major repairs to the Specified Properties during 1996 (see discussion below) and an increase in net income in 1996 as compared to 1995. The Partnership's restricted cash, representing operating and contingency reserves (the "Reserve"), was funded by proceeds from the Offering and had a balance of $377,320 on December 31, 1996 and December 31, 1995 (amount represents 2% of the gross proceeds of the Offering as required by the Limited Partnership Agreement). The Reserve is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon cash generated by the Specified Properties and secondarily through the sale or financing of these properties.

     The Partnership's Reserve is intended to assist the Partnership in maintaining liquidity to meet cash requirements. Based upon a review of the existing leases and occupancy levels at the Springdale Apartments and Gold Coast Storage and further based upon the Partnership's investment objectives and the fact that the Specified Properties are held on an all-cash basis in connection with such acquisitions, the General Partners do not anticipate a lack of liquidity. In the event the Reserve is insufficient to meet cash or liquidity needs, the Partnership would be required to borrow funds to meet such costs. Nonetheless, in addition to the Reserve discussed above, the General Partners believe that the equity in the Partnership's Specified Properties which are now held on an all-cash basis, will provide additional sources of liquidity, if required. The General Partners therefore believe that, if required, the Partnership would be able to obtain financing collateralized by the Properties in order to provide funds to meet working capital needs.

Results of Operations.

     Comparison of 1996 to 1995. Occupancy at the Springdale Apartments was 88% at December 31, 1996, compared to 96% at December 31, 1995. Occupancy at Springdale Apartments had averaged approximately 93% during the first ten months of the year but declined during the latter part of 1996 due to an uncustomary high number of tenant evictions and tenants who vacated units prior to their lease expiration. Accounts Receivable for 1996 has been sufficiently reserved for in connection with these events. Management anticipates that occupancy will return to 95% during the first and second quarters of 1997. Leased space at Gold Coast Storage was 89% at December 31, 1996, compared to 81% at December 31, 1995. On an economic basis, the average occupancy at Gold Coast Storage during 1996 was 84% as compared to 80% during 1995. At December 31, 1996, the average annual lease rate for self-storage space was $12.65 as compared to $9.04 one year earlier. The General Partners believe that the increase in occupancy at Gold Coast Storage, on an economic basis, reflects continued marketing efforts, and moderately improved market conditions. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 1997 will remain at approximately 90%. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

     Overall rental revenue in 1996 attributable to the Specified Properties ($2,396,355) increased by approximately 4.65% from 1995 ($2,289,899). Rental revenue decreased for Springdale Apartments (approximately .7%) from $1,495,283 for the year ended December 31, 1995 to $1,485,484 for the year ended December 31, 1996, due primarily to higher rental rates offset by lower occupancy, and higher employee and model unit costs in 1996 as compared to 1995. The General Partners anticipate that rental revenue at Springdale Apartments will improve from 1996 levels during 1997 due to anticipated increases in occupancy. Rental revenue increased at Gold Coast Storage (approximately 14.6%) from $794,616 for the year ended December 31, 1995 to $910,871 for the year ended December 31, 1996. Rental income at Gold Coast increased in 1996 due to a 9% increase in effective rental rates and a 14.9% increase in economic occupancy. Larger storage units rent at lower per square foot rates as compared to smaller storage units. The General Partners believe that rental revenue at Gold Coast Storage should continue to improve during 1997.

     Material improvements at Springdale in 1996 primarily consisted of replacing building roofs ($69,901); replacement of appliances ($35,667); and completing the remaining half of the building exterior siding, window shutter, and gutter replacement project which began in 1996 ($120,900). Major improvements at Gold Coast included replacing two heat pumps ($10,242); and partial replacement of the burglar alarm/security camera system ($8,327).

     Overall expenses in 1996 attributable to the Specified Properties ($1,904,362) increased by approximately 5.5% from 1995 ($1,805,554). Expenses in 1996 attributable to Springdale Apartments ($1,154,738) increased by approximately 5.5% from 1995 ($1,094,762). Property operation expenses at Springdale Apartments increased during the year ended December 31, 1996 as compared to one year earlier primarily due to increased water/sewer and heating fuel costs, rubbish removal, carpet replacement, and grounds maintenance. Rubbish removal costs increased due to increased user and landfill costs. Carpet replacement increased due to tenants vacating units with old, worn, and dated carpet. Grounds maintenance increased in 1996 due to parking lot seal-coating and concrete walk replacement expenditures. Real estate taxes at Springdale Apartments were lower in 1996 as compared to 1995 due to a legislative reduction in tax rates affecting the 1996 tax year. Advertising expense decreased at Springdale Apartments during 1996 as compared to 1995 due to the reclassification of leasing commission expense for the current period to general and administrative expense. Depreciation and amortization expense at Springdale Apartments increased in 1996 as compared to 1995 due to the affects of capitalizing certain expenditures in 1995 and 1996. General and administrative expenses at Springdale Apartments increased during 1996 as compared to 1995 due to increased administrative staff payroll costs (due to the reclassification of leasing commission expense from advertising expense), and bad debt expense, offset by reduced telecommunication costs. Bad debt expense increased due to an unusually high number of tenants who vacated their apartments prior to the expiration of their lease (see discussion above). Repairs and maintenance expense at Springdale Apartments increased in 1996 as compared to 1995 due to higher swimming pool personnel payroll costs, janitorial costs, and apartment painting and decorating expenses. Swimming pool personnel costs increased due to a county ordinance requiring the presence of a pool guard whenever the pool is open for use. Janitorial costs increased due to in-house staff shortages resulting in the use of more costly contracted services. Higher apartment turnover and vacancy resulted in increased apartment painting and decorating expenditures. Management fees at Springdale Apartments decreased during 1996 as compared to 1995 due to lower total revenue in 1996.

     Expenses attributable to Gold Coast Storage in 1996 ($749,624) increased by approximately 5.5% from 1995 ($710,792). Property operation expense at Gold Coast Storage increased for the year ended December 31, 1996 as compared to the same period one year earlier due to increased protection and security expenditures as the result of City of Chicago fire regulation and building code changes and increased utility costs offset by decreased grounds maintenance expense due to the absence of certain expenditures not incurred in the current period, and a credit from the Property's rubbish removal service from 1995 which was absorbed in 1996. Real estate taxes at Gold Coast Storage increased a moderate 1.7% in 1996 as compared to 1995. Repairs and maintenance expense at Gold Coast Storage decreased in 1996 as compared to 1995 primarily due to the nonrecurring nature of heating equipment repair expenditures in 1995 that were not experienced in 1996. Advertising expense at Gold Coast Storage increased during 1996 as compared to 1995 due to increased third party costs and fees and enhanced marketing efforts, partially offset by the reclassification of leasing commission expense to general and administrative expense. Depreciation and amortization expense at Gold Coast Storage increased in 1996 as compared to 1995 due to the affects of the capitalization of certain expenditures during 1996 and 1995. General and administrative expenses at Gold Coast Storage increased in 1996 as compared to 1995 due to increased bad debt expense, employer related payroll costs, and the enforcement of a parking lot sales tax ordinance by the City of Chicago against the Property, offset by reduced administrative personnel costs as the result of reductions in hours worked. Bad debt expense increased because the auction value of items abandoned by former space renters was insufficient to offset their delinquent account balances. Employer related payroll expenses increased due to the implementation of an employee benefits program. Management fee expense at Gold Coast Storage is higher in 1996 as compared to 1995 due to higher total revenue in 1996.

     Net income for 1996 ($405,458) from Springdale Apartments decreased by approximately 15% from 1995 ($477,452) due to a decrease in rental revenues and increased expenses, as discussed above. Net income for 1996 ($244,747) from Gold Coast Storage increased by approximately 55.6% from 1995 ($157,336) as a result of the factors affecting rental revenue and expenses as detailed above.

     Partnership interest income during 1996 increased to $40,173 from $31,611 during 1995 primarily due to increased investment interest rates. Partnership administrative expenses for 1996 increased to $27,238 from $15,707 in 1995 due to increased investor communications related to the Equity Resource and Partnership Unit purchase offers. Audit and accounting fees in 1996 decreased to $51,350 from $59,989 in 1995 as the result of a negotiated reduction in fees. Other miscellaneous expenses during 1996 decreased to $6,345 from $6,532 in 1995.

     The combined net income of the Specified Properties and Partnership for 1996 ($605,445) increased by approximately 3.6% from 1995 ($584,171) as the result of the factors discussed above.

     Distributions to Limited Partners in 1996 totaled $837,521, an increase from 1995 distributions of $660,113. Distributions on a per unit basis to Limited Partners in 1996 ($22.61) increased from 1995 ($17.49), of which $3.98 and $-0- per unit, respectively was a return of capital on a federal income tax basis. Net income per Unit in 1996 ($14.57) increased from 1995 ($13.93) primarily as the result of the factors detailed above affecting the Specified Properties. The General Partners anticipate distributions and net income per Unit to increase in the future due to a projected increase in occupancy and rental rates, and controlled expenses at the Specified Properties.

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

Item 7. Financial Statements

        See Index to Financial Statements on Page F-1 of this Form 10-KSB for Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                    PART III

Item 9. Directors' Executive Officers, Promoters and Control Persons:
        Compliance with Section 16(a) of the Exchange Act.

     The Partnership does not have directors or officers. The General Partners of the Partnership are ChrisKen Income Properties, Inc., an Illinois corporation, as Managing General Partner, and ChrisKen Limited Partnership I, an Illinois limited partnership, as Associate General Partner.

     All issued and outstanding shares of the Managing General Partner are owned by Messrs. Robert W. Christoph and John F. Kennedy. As of January 1, 1995 and pursuant to written agreement, Mr. Christoph resigned as an officer and director of the Managing General Partner and transferred his shares into a voting trust which terminates on December 31, 2003. Mr. Kennedy is the voting trustee of this voting trust and has the power to exercise all voting rights with respect to Mr. Christoph's shares; Mr. Christoph retains the economic and beneficial interest in such shares. The sole officer of the Managing General Partner is John F. Kennedy, who is President and Secretary. Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate. As of January 1, 1995 and pursuant to written agreement, Mr. Christoph converted his general partner interest in the Associate General Partner into a special limited partner interest without any management rights.

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 1997:


            Name              Age  Position
            ----             ----  --------
            John F. Kennedy  46    Director, President and Secretary


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

     The following is a schedule of the compensation paid for the period ended December 31, 1996 by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:

   Description of Transaction and                                Amount of
   Entity Receiving Compensation                                 Compensation
   ------------------------------------------------------------  ------------

   Reimbursement of property operating payroll costs to
   Affiliate of General Partners                                 $231,133
   Property Management Fee to Affiliate of the General Partners  $134,736
                                                                 --------
           Total                                                 $365,869
                                                                 ========

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) To the best knowledge of the Partnership, as of December 31, 1996 and March 15, 1997, no person held more than five percent (5%) of the Units.

     (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1996 and March 15, 1997, 37,309 Units were beneficially owned by 1756 Limited Partners.

Item 12. Certain Relationships and Relaxed Transactions.

     ChrisKen Real Estate Management Company, Inc. ("ChrisKen Management"), an Affiliate of the General Partners, provides management services for the properties owned by the Partnership. The manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Properties, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Properties. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. ChrisKen Management earned $134,736 and $132,802 in 1996 and 1995, respectively, for such management services. In addition, the Partnership reimbursed ChrisKen Management for payroll expenses for personnel directly related to property operations totaling $231,133 and $266,087 in 1996 and 1995, respectively.

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

     An affiliate of the General Partners leases space at Gold Coast Storage. During 1996 and 1995 the Partnership recognized rental revenue of $20,400 and $25,000, respectively, from this lease. On October 1, 1996, Mr. Kennedy purchased 95.3 Units at $226 per Unit from a Limited Partner vis-a-vis a public auction conducted by an independent third party.

     Upon the sale or refinancing of a real estate investment purchased by the Partnership, the General Partners will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the gross sales price of the property; or (b) 1/2 of the competitive real estate commission if they have rendered such services; provided, however, that payment of such commissions to the General Partners shall be subordinated to receipt by the Limited Partners of their Adjusted Investment and Preferential Distribution. Reference is made to Note 5 of the Notes to the Consolidated Financial Statements for amounts paid to related parties.

Item 13. Exhibits and Report on Form 8-K.

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

(b)      Reports on Form 8-K.

         The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

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


                                       CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                       By:  ChrisKen Income Properties, Inc.,
                                            Managing General Partner

Date:  March 25, 1997                  By:  /s/ John F. Kennedy
                                            ---------------------------
                                           John F. Kennedy
                                           Director and President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1997                  By:  /s/ John F. Kennedy
                                           ----------------------------
                                           John F. Kennedy, Director
                                           and President of the Managing General
                                           Partner

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Index to Consolidated Financial Statements


        Report of Independent Auditors............................. F-2

        Consolidated Financial Statements

        Consolidated Balance Sheet - December 31, 1996............. F-3
        Consolidated Statements of Income for the Years Ended
         December 31, 1996 and 1995................................ F-4
        Consolidated Statements of Partners' Capital for the Years
         Ended December 31, 1996 and 1995.......................... F-5
        Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996 and 1995................................ F-6
        Notes to Consolidated Financial Statements................. F-7

                         Report of Independent Auditors

To the Partners
Chrisken Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of Chrisken Partners Cash Income Fund L.P. (a Delaware limited partnership), as of December 31, 1996, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chrisken Partners Cash Income Fund L.P., at December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                                ERNST & YOUNG LLP
                                                ----------------------
                                                ERNST & YOUNG LLP



Chicago, Illinois
March 14, 1997

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                               December 31, 1996



ASSETS
Cash and cash equivalents                                           $   650,259
Restricted cash                                                         377,320
Accounts receivable                                                      26,934
Prepaid expenses                                                         32,136
                                                                    -----------
                                                                      1,086,649
Investment in real estate, at cost:
  Land                                                                2,220,195
  Buildings and improvements                                         14,019,379
  Equipment                                                             375,307
                                                                    -----------
                                                                     16,614,881
  Accumulated depreciation                                           (4,212,085)
                                                                    -----------
                                                                     12,402,796
                                                                    -----------
Total assets                                                        $13,489,445
                                                                    ===========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                    $   104,000
Tenants' security deposits                                               67,440
Deferred income and prepaid rent                                         72,792
Accrued real estate taxes                                               302,359
                                                                    -----------
Total liabilities                                                       546,591
Partners' capital, 37,309 limited partnership
units issued and outstanding                                         12,942,854
                                                                    -----------
Total liabilities and partners' capital                             $13,489,445
                                                                    ===========

See accompanying notes.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)


                       Consolidated Statements of Income



                                                       YEAR ENDED DECEMBER 31
                                                        1996           1995
                                                    -------------  -------------
REVENUE
Rental                                                 $2,396,355     $2,289,899
Interest                                                   40,173         31,611
Other                                                     158,212        150,442
                                                       ----------     ----------
Total revenue                                           2,594,740      2,471,952
EXPENSES
Property operations                                       281,405        235,579
Real estate taxes                                         301,790        330,119
Repairs and maintenance                                   264,522        246,520
Advertising                                                66,365         66,932
Depreciation and amortization                             529,417        510,878
General and administrative                                411,060        364,951
Management fees - Affiliate                               134,736        132,802
                                                       ----------     ----------
Total expenses                                          1,989,295      1,887,781
                                                       ----------     ----------
Net income                                             $  605,445     $  584,171
                                                       ==========     ==========
Net income allocated to general partners               $   60,545     $   58,417
                                                       ==========     ==========
Net income allocated to limited partners               $  544,900     $  525,754
                                                       ==========     ==========
Net income allocated to limited partners per
 limited partnership units outstanding                 $    14.57     $    13.93
                                                       ==========     ==========
Limited partnership units outstanding                      37,309         37,732
                                                       ==========     ==========

See accompanying notes.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 1996 and 1995




                                                       PARTNERS' CAPITAL ACCOUNTS
                                             GENERAL PARTNERS  LIMITED PARTNERS      TOTAL
                                            -----------------------------------------------
Balance at January 1, 1995                       $210,379      $13,089,123   $13,299,502
Distributions (A)                                       -         (660,113)     (660,113)
Net income                                         58,417          525,754       584,171
                                                 --------      -----------   -----------
Balance at December 31, 1995                      268,796       12,954,764    13,223,560
Distributions (A)                                       -         (837,521)     (837,521)
Net income                                         60,545          544,900       605,445
Repurchase of limited partnership units                 -          (48,630)      (48,630)
                                                 --------      -----------   -----------
Balance at December 31, 1996                     $329,341      $12,613,513   $12,942,854
                                                 ========      ===========   ===========

Note (A):  Summary of quarterly cash distributions paid per limited partnership unit:


                          1996            1995
                        -------------------------
        First quarter   $5.04              $4.41
        Second quarter   5.04               4.31
        Third quarter    6.23               4.36
        Fourth quarter   6.30               4.41

See accompanying notes.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows



                                                         YEAR ENDED DECEMBER 31
                                                           1996         1995
                                                        -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  605,445   $  584,171
Adjustments to reconcile net income to net cash flows
 provided by operating activities:
    Depreciation and amortization                          529,417      510,878
    Provision for doubtful accounts                              -       11,712
    Net changes in operating assets and liabilities:
     Increase in accounts receivable                       (14,500)     (14,730)
     Increase in prepaid expenses                           (2,393)     (25,334)
     Increase (decrease) in accounts payable and accrued
       real estate taxes                                    14,844      (81,470)
     Decrease in deferred income and prepaid rent           (7,648)      (8,219)
     Increase in tenants' security deposits                  6,142        1,231
     Decrease in due to affiliates                               -       (3,917)
                                                        ----------   ----------
Net cash flows provided by operating activities          1,131,307      974,322

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                    (258,284)    (483,297)
                                                        ----------   ----------
Cash flows used in investing activities                   (258,284)    (483,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of limited partnership units                    (48,630)           -
Distributions                                             (837,521)    (660,113)
                                                        ----------   ----------
Cash flows used in financing activities                   (886,151)    (660,113)
                                                        ----------   ----------
Net decrease in cash and cash equivalents                  (13,128)    (169,088)
Cash and cash equivalents, beginning of year               663,387      832,475
                                                        ==========   ==========
Cash and cash equivalents, end of year                  $  650,259   $  663,387
                                                        ==========   ==========

See accompanying notes.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1996 and 1995


1.  ORGANIZATIONAL DATA

Chrisken Partners Cash Income Fund L.P. (CPCIF) is a Delaware limited partnership, organized on May 4, 1987, with Chrisken Income Properties, Inc. (Managing General Partner) and Chrisken Limited Partnership I as the General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units at $500 for each unit. CPCIF has 99.9% ownership interests in Springdale Associates, Ltd. (Springdale) and Chicago I Self-Storage, Ltd. (Self-Storage). Springdale owns a 199-unit residential complex located in Waukesha, Wisconsin, and Self-Storage owns a 155,997 square foot self-storage facility located in Chicago, Illinois.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of CPCIF, Springdale, and Self-Storage (collectively the Partnership). Intercompany balances and transactions have been eliminated. Amounts attributable to the minority interests in Springdale and Self-Storage have not been reflected as those amounts are not material.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVESTMENT IN REAL ESTATE

Depreciation of property and improvements is computed using the straight-line method over the estimated useful lives of the assets. Residential and nonresidential properties are depreciated over 27.5 years and 31.5 years, respectively, and equipment is depreciated over seven years.

                    Chrisken Partners Cash Income Fund, L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)



2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RENTAL REVENUE

The Partnership recognizes rental revenues as they are due in accordance with the terms of the respective tenant leases. This method of rental recognition approximates a straight-line basis due to the short-term nature (generally one year or less) of tenant leases.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. Substantially all financial instruments reflected in the Partnership's consolidated balance sheet, consisting of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, are, by their terms, equivalent with respect to carrying and fair values. Management is not aware of the existence of any off-balance-sheet financial instruments.

INCOME TAXES

The Partnership is not liable for federal income taxes. Each partner includes his proportionate share of partnership income or loss in his own tax return. Therefore, no provision for income taxes is made in the consolidated financial statements of the Partnership.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                    Chrisken Partners Cash Income Fund, L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)



3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code; principally depreciation expense and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 1996 and 1995 is approximately $169,000 and $135,000, respectively, less than the taxable income of the Partnership. The aggregate cost of real estate for federal income tax purposes at December 31, 1996, is $12,599,344.

4.  PARTNERSHIP AGREEMENT

The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners receiving their noncumulative, noncompounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions to partners in 1996 and 1995 were not sufficient to meet the Annual Preferred Return.

Net sale of refinancing proceeds, as defined, to the extent distributed, will be allocated to the Limited Partners until the Limited Partners receive distributions equal to their adjusted investment in the Partnership, together with an amount, to the extent not previously paid, necessary to yield an annual return on their adjusted investment of 10% per annum, which shall be cumulative but noncompounded. Thereafter, 85% of any additional net sale or refinancing proceeds will be allocated to the Limited Partners, and 15% will be allocated to the General Partners. Net proceeds from a sale may not be reinvested in new properties by the Partnership after the Partnership has completed its second year of operations. Net proceeds from a refinancing will be reinvested only to the extent necessary for improvements and repairs to existing properties.

The Partnership shall continue until December 31, 2027, unless sooner terminated pursuant to the applicable provisions of the Partnership Agreement.

                    Chrisken Partners Cash Income Fund, L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)

4.  PARTNERSHIP AGREEMENT (CONTINUED)

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 1996, cash restricted for working capital reserve purposes was $377,320.

Effective April 1, 1996, the Partnership purchased and retired approximately 423 limited partnership units from the limited partners at a cost of $48,630.

5.  RELATED PARTY TRANSACTIONS

During 1996, the President of the Managing General Partner purchased from the limited partners 95.3 limited partnership units of the Partnership at a cost of $226/unit.

The Partnership pays management fees to Chrisken Real Estate Management Company, Inc. (Chrisken), an affiliate of the General Partners. Management fees are calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for Self-Storage. Total management fees for 1996 and 1995 were $134,736 and $132,802, respectively. The agreement is subject to annual renewal. In addition, the Partnership reimburses Chrisken for personnel costs directly attributable to property operations, totaling $231,133 and $266,087 in 1996 and 1995, respectively. These costs are included in property operation expenses in the accompanying consolidated statements of income.

In 1996 and 1995, an affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $20,400 and $25,000, respectively.