Form 10QSB
period 1997-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1997-05-09
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]                   QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

[ ]                   TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                              ---------------  ---------------

                        Commission File Number  0-17602
--------------------------------------------------------------------------------

                    Chrisken Partners Cash Income Fund L.P.
--------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)



      Delaware                                                 36-3521124
-----------------------------------------              -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


345 North Canal Street, Chicago, Illinois                         60606
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


Yes X     No
   ---       ---

                    CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                     INDEX





PART I        Financial Information                              Page
------        ---------------------------------------------      ----
    Item 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheet at March 31, 1997         2

              Consolidated Statements of Operations
              for the Three Months Ended March 31, 1997
              and 1996                                             3

              Consolidated Statement of Partners'
              Capital for the Three Months Ended
              March 31, 1997                                       4

              Consolidated Statements of Cash Flows for
              the Three Months Ended March 31, 1997
              and 1996                                             5

              Notes to Consolidated Financial Statements           6

    Item 2.   Management's Discussion and Analysis or
              Plan of Operation                                    7

PART II.      Other Information
--------      ------------

    Item 1.   Legal Proceedings                                   10

    Item 2.   Changes in Securities                               10

    Item 3.   Defaults Upon Senior Securities                     10

    Item 4.   Submissions of Matters to a Vote of
              Security Holders                                    10

    Item 5.   Other Information                                   10

    Item 6.   Exhibits and Reports on Form 8-K                    10

SIGNATURE                                                         11

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                 March 31, 1997
                                  (Unaudited)




ASSETS
Cash and cash equivalents                     $499,757
Restricted cash                                377,320
Accounts receivable                             32,842
Prepaid expenses                                21,957
                                           -----------
                                               931,876
Investment in real estate, at cost:
 Land                                        2,220,195
 Buildings and improvements                 14,031,198
 Equipment                                     409,496
                                           -----------
                                            16,660,889
 Accumulated depreciation                   (4,344,440)
                                           -----------
                                            12,316,449
                                           -----------
Total assets                               $13,248,325
                                           -----------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                85,626
Tenants' security deposits                      67,572
Deferred income and prepaid rent                89,034
Accrued real estate taxes                      199,431
                                           -----------
Total liabilities                              441,663
Partners' capital, 37,309 limited
 partnership units issued and
 outstanding                                12,806,662
                                           -----------
Total liabilities and partners' capital    $13,248,325
                                           ===========

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Operations
                                  (Unaudited)





                                             THREE MONTHS ENDED
                                                  MARCH 31
                                             1997          1996
REVENUE                                      ------------------
Rental                                       $575,264  $587,491
Interest                                       10,093     9,374
Other                                          37,132    36,009
                                             ------------------
Total revenue                                 622,489   632,874

EXPENSES
Property operations and maintenance           150,324   126,711
Depreciation and amortization                 132,355   129,985
General and administrative                    195,619   213,857
Management fees - Affiliate                    33,605    31,460
                                             ------------------
Total expenses                                511,903   502,013
                                             ------------------
Net income                                   $110,586  $130,861
                                             ==================
Net income allocated to general partners     $ 11,059  $ 13,086
                                             ==================
Net income allocated to limited partners     $ 99,527  $117,775
                                             ------------------
Net income allocated to limited
 partners per limited partnership unit
 outstanding                                 $   2.67  $   3.12
                                             ==================
Limited partnership units outstanding          37,309    37,732
                                             ==================

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statement of Partners' Capital

                       Three months ended March 31, 1997
                                  (Unaudited)





                                       PARTNER CAPITAL ACCOUNTS
                            -----------------------------------------------
                                  GENERAL           LIMITED        TOTAL
                                  PARTNERS          PARTNERS
                            -----------------------------------------------
Balance at January 1, 1997          $329,341       $12,613,513  $12,942,854
Distributions (A)                          -          (246,778)    (246,778)
Net income                            11,059            99,527      110,586
                            -----------------------------------------------
Balance at March 31, 1997           $340,400       $12,466,262  $12,806,662
                            ===============================================

(A)  Cash distributions paid per limited partnership unit were $6.61

See accompanying note.
                                      4

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)





                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                        1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES                  -------------------
Net income                                            $110,586   $130,861
Adjustments to reconcile net income to net cash
 flows provided by operating activities:
  Depreciation and amortization                        132,355    129,985
  Net changes in operating assets and liabilities:
   Increase in accounts receivable                      (5,908)   (11,168)
   Decrease in prepaid expenses                         10,179      2,746
   Decrease in accounts payable and accrued expenses  (121,302)  (126,847)
   Increase in deferred income and prepaid rent         16,242      7,972
   Increase (decrease) in tenants' security deposits       132     (1,292)
                                                      -------------------
Net cash flows provided by operating activities        142,284    132,257

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                 (46,008)  (129,544)
                                                      -------------------
Cash flows used in investing activities                (46,008)  (129,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                         (246,778)  (190,152)
                                                      -------------------
Cash flows used in financing activities               (246,778)  (190,152)
                                                      -------------------
Net decrease in cash and cash equivalents             (150,502)  (187,439)
Cash and cash equivalents, beginning of period         650,259    663,387
                                                      -------------------
Cash and cash equivalents, end of period              $499,757   $475,948
                                                      ===================


See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Note to Consolidated Financial Statements
                                  (Unaudited)



1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

Liquidity and Capital Resources

     The Partnership had cash and cash equivalents of $499,757 and $650,259 as of March 31, 1997 and December 31, 1996, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accounts payable and distributions in excess of net
cash provided by operating activities.   Restricted cash represents operating
and contingency reserves (the Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 1997 and December 31, 1996) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

     In March 1997, Peachtree Partners, which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's limited partners to purchase up to 4.5% of the Partnership's outstanding limited partner units (maximum of 1,679 units) at $228.00 per unit. The Peachtree Partners offer expires May 15, 1997. As of May 8, 1997, the Partnership had received notices that Peachtree Partners will acquire 123 units. On April 7, 1997, the General Partners submitted an offer to the limited partners whereby CPCIF or an affiliate would purchase up to 4.5% of the Partnership outstanding limited partner units (maximum of 1,679 units) at $240.00 per unit. The Partnership's offer expires May 31, 1997. As of
May 8, 1997, the Partnership had received redemption notices for 194.96 units. Because both offers are still open the results of the above matters can not yet be determined. The General Partners feel that the acquisition of units by Peachtree Partners, the Partnership, or an affiliate, will not affect the management or capital reserves of the Partnership.

Results of Operations

     Occupancy at the Springdale Apartments was 88% at March 31, 1997, 88% at December 31, 1996, and 93% at March 31, 1996. While rental rates increased 3% during the three months ended March 31, 1997 as compared to the same period one year earlier, vacancy loss significantly increased during the current period as compared to the three months ended March 31, 1996. Occupancy at the Springdale Apartments was 90% at May 5, 1997. The General Partners believe that occupancy at Springdale Apartments will improve to between 93 - 95% for the remainder of 1997.

     Occupancy at Gold Coast Storage was 89% at March 31, 1997, 89% at December 31, 1996, and 82% at March 31, 1996. The General Partners believe that occupancy at Gold Coast will remain between 88 - 92% for the remainder of 1997.

     Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations. Management anticipates occupancy at both Properties to improve during 1997.

     Rental and other revenue of $351,308 for Springdale Apartments for the three months ended March 31, 1997 decreased 8.9% from rental revenue of $385,566 for the three months ended March 31, 1996. The decrease in rental revenue resulted from an increase in rental rates of approximately 3%, offset by an increase in vacancy loss and rent concessions in 1997. The General Partners anticipate that rental revenues will improve from this level through the remainder of 1997 as the result of increased rental rates and occupancy during the year. Rental and other revenue at Gold Coast Storage increased by approximately 9.7% from $237,934 for the three months ended March 31, 1996 to $261,088 for the three months ended March 31, 1997 primarily due to an increase in rental rates of approximately 9.8%. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the three months ended March 31, 1997 of $612,396 decreased by 1.8% from the three months ended March 31, 1996 of $623,500 due to the factors detailed above affecting the Specified Properties.

     Expenses for the three months ended March 31, 1997, attributable to Springdale Apartments of $276,010 were approximately 1.5% higher than expenses for the three months ended March 31, 1996 of $272,016 due primarily to increased property operating and maintenance, and depreciation and amortization expenses, offset by lower general and administrative, and management fee expenses. Property operating and maintenance expenses are higher due to higher heating fuel costs, grounds maintenance (snow removal), and higher maintenance payroll and painting and decorating costs due to higher vacancy during the current quarter compared to the same period one year earlier, offset by lower janitorial expenses. Depreciation expense is higher in 1997 as compared to 1996 due to capital expenditures in 1996. General and administrative expenses are lower for the quarter ended March 31, 1997 and compared to the same period one year earlier due to lower real estate taxes as the result of a legislative reduction of tax rates, lower administrative salary expense due to personnel changes and lower employers costs due to overall lower payroll expenditures, offset by higher office administrative expenses. Management fee expense is lower due to reduced revenue.

     Expenses attributable to Gold Coast Storage for the three months ended March 31, 1997 of $199,144 increased by approximately 6% from the three months ended March 31, 1996 of $187,810 due to higher property operations and
maintenance, depreciation expense, and management fees.   Property operating
and maintenance expenses are higher in 1997 as compared to 1996 primarily due to higher elevator operator/customer service payroll and grounds maintenance costs. Depreciation expense is higher in 1997 as compared to 1996 due to
capital expenditures in 1996.   Management fees are higher due to increased
revenue. Overall, general and administrative expenses during 1997 are comparable to 1996 with increased administrative (personnel education and training) and property insurance expenses, and employer costs due to overall higher payroll expenditures and the implementation of an employee benefits program, offset by lower bad debt expense.

     Overall expenses incurred by the Specified Properties for the three months ended March 31, 1997 of $475,154 increased by approximately 3.3% from the three months ended March 31, 1996 of $459,826 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that, in aggregate, expenses in 1997 will be similar to those experienced in 1996.

     Net income for the three months ended March 31, 1997 of $75,298 from Springdale Apartments decreased by approximately 33.7% from the three months ended March 31, 1996 of $113,550 due primarily to decreased rental revenue and increased property operating and maintenance, and depreciation expenses, offset by lower general and administrative expenses and management fees. Net income for the three months ended March 31, 1997 of $61,944 from Gold Coast Storage increased 23.6% as compared to net income for the three months ended March 31, 1996 of $50,124 due to increased rental revenue, offset by higher property operating and maintenance, depreciation expense and management fees.

     Interest income earned by the Partnership for the three months ended March 31, 1997 of $10,093 increased by approximately 7.7% from the three months ended one year earlier of $9,374 primarily due to higher interest rates. Administrative expenses incurred by the Partnership for the three months ended March 31, 1997 of $36,749 decreased by approximately 12.9% from the three months ended one year earlier of $42,187 as the result of reduced accounting and audit fees.

     Overall net income for the three months ended March 31, 1997 of $110,586 decreased by approximately 15.5% from the three months ended March 31, 1996 of $130,861 due to decreased rental revenue at Springdale Apartments and increased rental revenue at Gold Coast Storage and increased expenses at the Specified Properties, and reduced Partnership administrative expenses.

     Net cash flows provided by operations for the three months ended March 31, 1997 was $142,284 compared to net cash flows provided by operations of $132,257 for the three months ended March 31, 1996. The change was primarily the result of decreased net income during the three months ended March 31, 1997 as compared to the period ended March 31, 1996, a decrease in accounts payable and accrued expenses and an increase in accounts receivable, offset by a decrease in prepaid expenses and an increased in deferred income. Additions to investment in real estate at both Properties decreased to $46,008 for the three months ended March, 31, 1997 compared to $129,544 for the same period one year ago. Additions to investment in real estate during 1997 at Springdale Apartments included remodeling the rental office/fitness center, and renovating apartments which includes replacing kitchen cabinets and counter tops and replacing appliances. Additions to investment in real estate during 1997 at Gold Coast Storage during the first quarter of 1997 included completion of the burglar alarm and video monitoring systems replacement. Distributions to Limited Partners during the three months ended March 31, 1997 totalled $246,778 compared to distributions of $190,152 during the three months ended March 31, 1996. The General Partners anticipate that distributions to Limited Partners will remain at the current level throughout 1997, provided that revenues and expenses also remain stable during the remainder of the year.

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


                    Chrisken Partners Cash Income Fund L.P.
                                  (Registrant)



                                 By: Chrisken Income Properties
                                     Inc., Managing General
                                     Partner



Date:  May 9, 1997               By: /s/John F. Kennedy
                                     ---------------------------------------
                                     John F. Kennedy
                                     Director and President