Form 10QSB
period 1997-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1997-08-14
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]                   QUARTERLY REPORT UNDER SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

[ ]                  TRANSITION REPORT UNDER SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                              -------------  ---------------

Commission File Number  0-17602
------------------------------------------------------------

                   Chrisken Partners Cash Income Fund L.P.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as Specified in its
                     certificate of Limited partnership)


          Delaware                                   36-3521124
-------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification Number)

345 North Canal Street, Chicago, Illinois                60606
------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
-----------------------------------------
(Issuer's telephone number)

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

                    CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                     INDEX



PART I                   Financial Information                           Page

      Item 1.            Consolidated Financial Statements

                         Consolidated Balance Sheet at
                         June 30, 1997                                     2

                         Consolidated Statements of Income
                         for the Three Months and Six Months
                         Ended June 30, 1997 and 1996                      3

                         Consolidated Statement of Partners'
                         Capital for the Six Months Ended
                         June 30, 1997                                     4

                         Consolidated Statements of Cash Flows for
                         the Six Months Ended June 30, 1997
                         and 1996                                          5

                         Notes to Consolidated Financial Statements        6

      Item 2.            Management's Discussion and Analysis or
                         Plan of Operation                                 7


PART II.                 Other Information

      Item 1.            Legal Proceedings                                11

      Item 2.            Changes in Securities                            11

      Item 3.            Defaults Upon Senior Securities                  11

      Item 4.            Submissions of Matters to a Vote of
                         Security Holders                                 11

      Item 5.            Other Information                                11

      Item 6.            Exhibits and Reports on Form 8-K                 11



SIGNATURE


                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                 June 30, 1997
                                  (Unaudited)



ASSETS
Cash and cash equivalents                     $   506,032
Restricted cash                                   377,320
Accounts receivable                                36,425
Prepaid expenses                                   10,864
                                              -----------
                                                  930,641
Investment in real estate, at cost:
  Land                                          2,220,195
  Buildings and improvements                   14,049,661
  Equipment                                       429,380
                                              -----------
                                               16,699,236
  Accumulated depreciation                     (4,476,795)
                                              -----------
                                               12,222,441
                                              -----------
Total assets                                  $13,153,082
                                              ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                              $    69,210
Deferred income and prepaid rent                   70,118
Tenants' security deposits                        106,063
Accrued real estate taxes                         218,837
                                              -----------
Total liabilities                                 464,228
Partners' capital, 37,309 limited
partnership units issued and
  outstanding                                  12,688,854
Total liabilities and partners' capital       $13,153,082
                                              ===========


See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                       Consolidated Statements of Income
                                  (Unaudited)




                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30                    JUNE 30
                                                     -------------------------------------------------
                                                       1997        1996         1997           1996
                                                     -------------------------------------------------
REVENUE
Rental                                               $617,183    $585,581   $1,192,447     $ 1,173,072
Interest                                               10,077       8,711       20,170          18,085
Other                                                  41,013      40,251       78,145          76,260
                                                     -------------------------------------------------
Total revenue                                         668,273     634,543    1,290,762       1,267,417
                                                     -------------------------------------------------
EXPENSES
Property operations and maintenance                   118,798     113,937      269,122         240,648
Depreciation and amortization                         132,356     129,985      264,711         259,970
General and administrative                            170,632     198,378      366,251         412,235
Management fees - Affiliate                            36,274      34,375       69,879          65,835
                                                     -------------------------------------------------
Total expenses                                        458,060     476,675      969,963         978,688
                                                     -------------------------------------------------
Net income                                           $210,213    $157,868   $  320,799     $   288,729
                                                     =================================================
Net income allocated to general partners             $ 21,021    $ 15,787   $   32,080     $    28,873
                                                     =================================================
Net income allocated to limited partners             $189,192    $142,081   $  288,719     $   259,856
                                                     =================================================
Net income allocated to limited
 partners per limited partnership unit
 outstanding                                         $   5.07    $   3.77   $     7.74     $      6.89
                                                     =================================================
Limited partnership units outstanding                  37,309      37,732       37,309          37,732
                                                     =================================================

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statement of Partners' Capital

                         Six months ended June 30, 1997
                                  (Unaudited)




                                                              PARTNER CAPITAL ACCOUNTS
                                                     ------------------------------------------
                                                     GENERAL         LIMITED
                                                     PARTNERS        PARTNERS            TOTAL
                                                     ------------------------------------------
Balance at January 1, 1997                           $329,341       $12,613,513     $12,942,854
Distributions (A)                                          --          (488,193)       (488,193)
Net income                                             32,080           288,719         320,799
Redeemed limited partnership units at cost                 --           (86,606)        (86,606)
                                                     ------------------------------------------
Balance at June 30, 1997                             $361,421       $12,327,433     $12,688,854
                                                     ==========================================

(A) Summary of 1997 quarterly cash distributions paid per limited partnership unit:


First quarter                                        $   6.61
Second quarter                                       $   6.47

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)




                                                          SIX MONTHS ENDED
                                                              JUNE 30
                                                      ------------------------
                                                          1997       1996
                                                      ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  320,799   $  288,729
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         264,710      259,970
   Net changes in operating assets and liabilities:
    Increase in accounts receivable                       (9,491)      (3,395)
    Decrease in prepaid expenses                          21,272       19,286
    Decrease in accounts payable and accrued expenses   (118,312)    (107,990)
    Increase in deferred income and prepaid rent          33,271        9,668
    Increase in tenants' security deposits                 2,678        3,174
                                                      -----------------------
Net cash provided by operating activities                514,927      469,442

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (84,355)    (133,407)
                                                      -----------------------
Cash used in investing activities                        (84,355)    (133,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Redeemed limited partnership units at cost               (86,606)     (48,630)
Distributions to partners                               (488,193)    (378,240)
                                                      -----------------------
Cash used in financing activities                       (574,799)    (426,870)
                                                      -----------------------
Net decrease in cash and cash equivalents               (144,227)     (90,835)
Cash and cash equivalents, beginning of period           650,259      663,387
                                                      -----------------------
Cash and equivalents, end of period                   $  506,032   $  572,552
                                                      =======================

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

Liquidity and Capital Resources

     The Partnership had cash and cash equivalents of $506,032 and $650,259 as of June 30, 1997 and December 31, 1996, respectively. The reduction in cash and cash equivalents is primarily due to an increase in accounts receivable, additions to investment in real estate, reductions in accounts payable and accrued liabilities, and the purchase of limited partner units as discussed
below.   Restricted cash represents operating and contingency reserves
(Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 1997 and December 31, 1996) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs.

     In March 1997, Peachtree Partners, on behalf of Summit Venture, L.P., neither of which are affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's limited partners to purchase up to 4.5% of outstanding Units of the Partnership. As of the close of the Peachtree Partners offer period, May 15, 1997, the Partnership's records indicate that 173 Units were sold by limited partners to Peachtree Partners.
On April 7, 1997, the General Partners submitted an offer, which expired May 31, 1997, to the limited partners whereby CPCIF, the general partners and certain third parties, would purchase up to 4.5% Units of the Partnership. As the result of the CPCIF offer, the Partnership purchased 360.858 Units from limited partners effective July 1, 1997. During the six months ended June 30, 1997, 37,309.1316 Units were outstanding. However, the Units acquired by the Partnership were retired, leaving 36,948.2736 Units outstanding at July 1, 1997. The cost of the Units purchased by CPCIF was $86,605.92. Additionally, 140 Units were purchased by both Mr. John F. Kennedy, President of ChrisKen Income Properties, Inc., which is the Managing General Partner of CPCIF, and Mr. John S. Marten, President of ChrisKen Real Estate Management Company, Inc., which is the management agent of the Specified Properties. Management believes that neither the Unit sales to Peachtree Partners nor the Unit purchases by CPCIF or its affiliates adversely affect the management or liquidity of the Partnership.

Results of Operations

     Occupancy at the Springdale Apartments was 93% at June 30, 1997, 88% at December 31, 1996, and 94% at June 30, 1996. While apartment rental rates increased 2.8% during the six months ended June 30, 1997 as compared to the same period one year earlier, vacancy loss significantly increased during the current period as compared to the six months ended June 30, 1996. The General Partners believe that occupancy at Springdale Apartments will stabilize at 93 - 95% for the remainder of 1997.

     Occupancy at Gold Coast Storage was 92% at June 30, 1997, 89% at December 31, 1996, and 85% at June 30, 1996. The General Partners believe that occupancy at Gold Coast will remain between 88 - 92% for the remainder of 1997.

     Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations. Management anticipates occupancy at both Properties to remain stable at the current levels during the remainder of 1997.

     Rental and other revenue of $735,130 for Springdale Apartments for the six months ended June 30, 1997 decreased from rental revenue and other revenue of $776,975 for the six months ended June 30, 1996. The decrease in rental revenue resulted from an increase in rental rates of approximately 2.8%, offset by a increase in vacancy loss and rent concessions in 1997. The General Partners anticipate that rental revenues will remain at this level through out the remainder of 1997 with an overall increase in rental rates for the year. Rental and other revenue at Gold Coast Storage increased by approximately 13% from $472,357 for the six months ended June 30, 1996 to $535,462 for the six months ended June 30, 1997 primarily due to an increase in rental rates of approximately 7%, and a reduction in vacancy loss. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the six months ended June 30, 1997 of $1,270,592 increased by 1.7% from the six months ended June 30, 1996 of $1,249,332 due to the factors detailed above.

     Expenses for the six months ended June 30, 1997, attributable to Springdale Apartments of $545,701 were lower than expenses for the six months ended June 30, 1996 of $547,503 due primarily to decreased general and administrative, and management fee expenses offset increased property operating and maintenance, and depreciation and amortization expenses. General and administrative expenses are lower due to reduced administrative salaries due to staff vacancies and reduced real estate taxes as the result of a legislative reduction in tax rates, partially offset by increased employer costs. Management fee expense is lower due to lower rental and other income during the current six month period as compared to the six months ended June 30, 1996. Property operating and maintenance expenses are higher in 1997 due to increased heating fuel costs and a colder than normal heating season, increased rubbish removal costs, increased grounds maintenance expenses due to increased snow removal and pavement salting expenditures due to abnormally high snow precipitation and the mulching of shrubbery and tree beds in 1997 which did not occur in 1996, and higher maintenance payroll and repairs due to increased apartment turnover and vacancy partially offset by lower janitorial salaries
due to staff vacancy.   Depreciation expense is higher in 1997 as compared to
1996 due to additions to investment in real estate in 1996.

     Expenses attributable to Gold Coast Storage for the six months ended June 30, 1997 of $374,91 increased 1.7% from the six months ended June 30, 1996 of $368,507 with higher property operating and maintenance, depreciation, and management fee expenses offset by lower general and administrative expenses. Property operating and maintenance expenses are higher in 1997 as compared to 1996 primarily due to full staffing of janitorial positions and higher wages in 1997, increased rubbish removal expenditures due to a credit for overcharged 1995 services that was absorbed in the first half of 1996, and increased maintenance payroll costs due to higher wage levels in 1997 offset by decreased utility costs. Depreciation expense is higher in 1997 as compared to 1996 due to additions to investment in real estate in 1996. Management fee expense is higher in the current period due to increased revenue. General and administrative expenses are lower in 1997 as compared to 1996 primarily due to reduced bad debt expense and reduced real estate tax expense due to the successful appeal and partial refund of the 1992 real estate taxes, offset by higher property insurance premiums, employee benefit costs, and inflationary increases to administrative salaries and advertising costs.

     Overall expenses at the Specified Properties for the six months ended June 30, 1997 of $920,61 increased by approximately one-half of one percent from the six months ended June 30, 1996 of $916,010 primarily as a result of a combination of the factors described above. Management anticipates that, in aggregate, expenses in 1997 will be similar to those experienced in 1996.

     Net income for the six months ended June 30, 1997 of $189,429 from Springdale Apartments decreased by approximately 17% from the six months ended June 30, 1996 of $229,472 due primarily to decreased rental revenue and increased property operating and maintenance, depreciation offset by lower general and administrative and management fee expenses. Net income for the six months ended June 30, 1997 of $160,549 from Gold Coast Storage increased significantly as compared to net income for the six months ended June 30, 1996 of $103,850 due to increased rental and other revenue, and decreased general and administrative expenses offset by higher property operations, depreciation, and management fee expenses.

     Interest income earned by the Partnership for the six months ended June 30, 1997 of $20,170 increased by approximately 12% from the six months ended one year earlier of $18,085 primarily due to higher interest rates. Administrative expenses incurred by the Partnership for the six months ended June 30, 1997 of $49,349 decreased by approximately 21% from the six months ended one year earlier of $62,678 as the result of reduced third party accounting and audit fees, and investor communication expenses.

     Overall net income for the six months ended June 30, 1997 of $320,800 increased by approximately 11% from the six months ended June 30, 1996 of $288,729 due to decreased rental revenue at Springdale Apartments, increased rental revenue at Gold Coast Storage, and lower overall expenses.

     Net cash provided by operations for the six months ended June 30, 1997 was $514,928 compared to net cash provided by operations of $469,442 for the six months ended June 30, 1996. The change was primarily the result of increased net income during the six months ended June 30, 1997, an increase in deferred income and prepaid rent, a decrease in prepaid expenses, offset by a decrease in accounts payable and accrued expenses, and an increase in accounts receivable. Additions to investment in real estate at both Properties decreased to $84,355 for the six months ended June 30, 1997 compared to $133,407 for the same period one year ago. Additions to investment in real estate at Springdale Apartments included remodeling the rental/fitness center, replacing pool-side furniture, and renovating apartments which includes replacing kitchen cabinets and counter tops and replacing appliances.
Additions to investment in real estate during 1997 at Gold Coast Storage included the completion of the burglar alarm and video monitoring systems replacement. Anticipated additions to investment in real estate at Springdale Apartments during the remainder of 1997 include continued apartment renovation and appliance replacement, landscaping improvements, balcony replacements, and hallway and basement door replacements. Anticipated additions to investment in real estate at Gold Coast Storage during the remainder of 1997 include a boiler system water circulation buster pump. Distributions to Limited Partners during the six months ended June 30, 1997 totaled $488,193 compared to distributions of $378,240 during the six months ended June 30, 1996. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1997, provided that revenues and expenses also remain stable.

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


                                        Chrisken Partners Cash Income Fund L.P.
                                        (Registrant)



                                   By:  ChrisKen Income Properties
                                        Inc., Managing General
                                        Partner


Date:  August 12, 1997                  By:/s/John F. Kennedy
                                           ----------------------------
                                        John F. Kennedy
                                        Director and President