Form 10QSB
period 1997-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1997-11-12
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

                      [X]QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                     [ ]TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    ------------------

Commission File Number  0-17602
----------------------------------------

                    Chrisken Partners Cash Income Fund L.P.
-------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                      certificate of Limited partnership)


            Delaware                                            36-3521124
  -------------------------------                       ----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                       Identification Number)


345 North Canal Street, Chicago, Illinois                60606
-------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


(312) 454-1626
----------------------------------------
(Issuer's telephone number)


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

Yes  X     No
    ---        ---

                    CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                     INDEX


PART I           Financial Information                                               Page
                 ---------------------                                               ----
         Item 1. Consolidated Financial Statements

                 Consolidated Balance Sheet at
                 September 30, 1997                                                  2

                 Consolidated Statements of Income
                 for the Three Months and Nine Months
                 Ended September 30, 1997 and 1996                                   3

                 Consolidated Statement of Partners'
                 Capital for the Nine Months Ended
                 September 30, 1997                                                  4

                 Consolidated Statements of Cash Flows for
                 the Nine Months Ended September 30, 1997
                 and 1996                                                            5

                 Notes to Consolidated Financial Statements                          6

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation                                                   7


PART II.         Other Information
                 -----------------

         Item 1. Legal Proceedings                                                   11

         Item 2. Changes in Securities                                               11

         Item 3. Defaults Upon Senior Securities                                     11

         Item 4. Submissions of Matters to a Vote of
                 Security Holders                                                    11

         Item 5. Other Information                                                   11

         Item 6. Exhibits and Reports on Form 8-K                                    11


SIGNATURE

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                               September 30, 1997
                                  (Unaudited)

ASSETS
Cash and cash equivalents                   $   514,073
Restricted cash                                 377,320
Accounts receivable                              54,454
Prepaid expenses                                 30,655
                                            -----------
                                                976,502
Investment in real estate, at cost:
  Land                                        2,220,195
  Buildings and improvements                 14,051,588
  Equipment                                     444,107
                                            -----------
                                             16,715,890
  Less:  Accumulated depreciation            (4,609,149)
                                            -----------
                                             12,106,741
                                            -----------
Total assets                                $13,083,243
                                            ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                            $    40,735
Tenants' security deposits                       69,910
Deferred income and prepaid rent                 97,899
Accrued real estate taxes                       229,883
                                            -----------
Total liabilities                               438,427
Partners' capital, 36,948 limited
  partnership units issued and
  outstanding                                12,644,816
                                            -----------
Total liabilities and partners' capital     $13,083,243
                                            ===========

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                       Consolidated Statements of Income
                                  (Unaudited)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30              SEPTEMBER 30
                                                1997        1996         1997          1996
                                             -------------------------------------------------
REVENUE
Rental                                       $643,010     $614,376    $1,835,457    $1,787,448
Interest                                       10,607       10,540        30,777        28,625
Other                                          40,147       43,616       118,292       119,876
                                             -------------------------------------------------
Total revenue                                 693,764      668,532     1,984,526     1,935,949

EXPENSES
Property operations                           143,453      134,541       412,575       375,189
Depreciation and amortization                 132,353      129,985       397,064       389,955
General and administrative                    182,446      211,742       548,697       623,977
Management fees - Affiliate                    35,450       32,743       105,329        98,578
                                             -------------------------------------------------
Total expenses                                493,702      509,011     1,463,665     1,487,699
                                             -------------------------------------------------
Net income                                   $200,062     $159,521    $  520,861    $  448,250
                                             =================================================
Net income allocated to general partners     $ 20,006     $ 15,952    $   52,086    $   44,825
                                             =================================================
Net income allocated to limited partners     $180,056     $143,569    $  468,775    $  403,425
                                             =================================================
Net income allocated to limited
  partners per limited partnership units
  outstanding                                $   4.87     $   3.84    $    12.61    $    10.73
                                             =================================================
Limited partnership units outstanding          36,948       37,309        36,948        37,591
                                             =================================================

See accompanying note.

                   Chrisken Partners Cash Income Fund L.P.
                       (A Delaware Limited Partnership)

                  Consolidated Statement of Partners' Capital

                      Nine months ended September 30, 1997
                                  (Unaudited)


                                                              PARTNERS' CAPITAL ACCOUNTS
                                                 -------------------------------------------------------
                                                  GENERAL               LIMITED
                                                 PARTNERS               PARTNERS                TOTAL
                                                 -------------------------------------------------------
Balance at January 1, 1997                       $329,341              $12,613,513           $12,942,854
Distributions (A)                                       -                 (732,293)             (732,293)
Net income                                         52,086                  468,775               520,861
Repurchase of limited partnership units                 -                  (86,606)              (86,606)
                                                 -------------------------------------------------------
Balance at September 30, 1997                    $381,427              $12,263,389           $12,644,816
                                                 =======================================================

(A) Summary of 1997 quarterly cash distributions paid per limited partnership unit:

First quarter                                    $6.61
Second quarter                                    6.47
Third quarter                                     6.61

See accompanying note.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              1997            1996
                                                           --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  520,861      $  448,250
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
    Depreciation and amortization                             397,064         389,955
    Net changes in operating assets and liabilities:
      Increase in accounts receivable                         (27,520)        (11,887)
      Decrease in prepaid expenses                              1,481          22,660
      Decrease in accounts payable and accrued expenses      (135,741)        (88,413)
      Increase (decrease) in deferred income and
        prepaid rent                                           25,107          (2,040)
      Increase in tenants' security deposits                    2,470           6,185
                                                           --------------------------
Net cash flows provided by operating activities               783,722         764,710

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                       (101,009)       (147,234)
                                                           --------------------------
Cash flows used in investing activities                      (101,009)       (147,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of limited partnership units                       (86,606)        (48,630)
Distributions                                                (732,293)       (610,714)
                                                           --------------------------
Cash flows used in financing activities                      (818,899)       (659,344)
                                                           --------------------------
Net decrease in cash and cash equivalents                    (136,186)        (41,868)
Cash and cash equivalents, beginning of period                650,259         663,387
                                                           --------------------------
Cash and cash equivalents, end of period                   $  514,073      $  621,519
                                                           ==========================

See accompanying note.

                   Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements
                                  (Unaudited)



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

Liquidity and Capital Resources

         The Partnership had cash and cash equivalents of $514,073 and $650,259 as of September 30, 1997 and December 31, 1996, respectively. The reduction in cash and cash equivalents is primarily due to an increase in distributions to limited partners and an increase in the repurchase of limited partnership units
over the same period in the prior year.   Restricted cash represents operating
and contingency reserves (Reserve) equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 1997 and December 31, 1996) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs.

         In March 1997, Peachtree Partners, on behalf of Summit Venture, L.P., neither of which are affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's limited partners to purchase up to 4.5% of the outstanding units of the Partnership. As of the close of the Peachtree Partners offer period, May 15, 1997, the Partnership's records indicate that 173 units were sold by limited partners to Peachtree Partners. On April 7, 1997, the General Partners submitted an offer, which expired May 31, 1997, to the limited partners whereby CPCIF, the General Partners and certain third parties, would purchase up to 4.5% of the outstanding units of the Partnership. As a result of the CPCIF offer, the Partnership purchased 360.858 units from limited partners effective July 1, 1997. During the six months ended June 30, 1997, 37,309.1316 units were outstanding. However, the 360.858 units acquired by the Partnership were retired, leaving 36,948.2736 units outstanding at July 1, 1997. The cost of the units purchased by CPCIF was $86,605.92. Additionally, 140 units were purchased by both Mr. John F. Kennedy, President of the Managing General Partner, and Mr. John S. Marten, President of ChrisKen Real Estate Management Company, Inc., which is the management agent of the Specified Properties. Management believes that neither the unit sales to Peachtree Partners nor the Unit purchases by CPCIF or its affiliates adversely affect the management or liquidity of the Partnership.

         The Partnership recently became aware of an additional offer by Peachtree Partners to the Partnership's limited partners to purchase up to 4.9% of the outstanding units. The offer was dated October 1, 1997 and has an expiration date of November 15, 1997. While the Partnership has received a few inquiries regarding this offer it is not yet aware if any of the limited partners have accepted this. Since the offer is still open, the results of the above matter cannot yet be determined.

Results of Operations

         Occupancy at the Springdale Apartments was 90% at September 30, 1997, 88% at December 31, 1996, and 94% at September 30, 1996. While apartment rental rates increased 2% during the nine months ended September 30, 1997, vacancy loss significantly increased during the above period. The General Partners believe that occupancy at Springdale Apartments will stabilize at 90 - 93% for the remainder of 1997.

         Occupancy at Gold Coast Storage was 93% at September 30, 1997, 89% at December 31, 1996, and 93% at September 30, 1996. The General Partners believe that occupancy at Gold Coast will remain between 89 - 93% for the remainder of 1997.

         Management continues to aggressively market both the apartment units at Springdale Apartments and the storage space at Gold Coast Storage in order to increase occupancy percentages and rental rates at both locations.

         Rental and other revenue of $1,131,510 for Springdale Apartments for the nine months ended September 30, 1997 decreased from rental and other revenue of $1,172,825 for the nine months ended September 30, 1996. The decrease in rental and other revenue resulted from an increase in vacancy loss and rent concessions in 1997 offset by an increase in rental rates of approximately 2%. The General Partners anticipate that rental and other revenue will remain at this level through out the remainder of 1997. Rental and other revenue at Gold Coast Storage increased by approximately 12% from $734,499 for the nine months ended September 30, 1996 to $822,239 for the nine months ended September 30, 1997 primarily due to an increase in rental rates of approximately 6.3%, and a reduction in vacancy loss. The General Partners believe that rental and other revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the nine months ended September 30, 1997 of $1,953,749 increased by 2.4% from the nine months ended September 30, 1996 of $1,907,324 due to the factors detailed above.

         Expenses for the nine months ended September 30, 1997 attributable to Springdale Apartments of $841,120 were lower than expenses for the nine months ended September 30, 1996 of $855,880 due primarily to decreased general and administrative, and management fee expenses offset by increased property operating, and depreciation and amortization expenses. General and administrative expenses are lower primarily due to reduced administrative salaries due to staff vacancies and reduced real estate taxes as the result of a legislative reduction in tax rates. Management fee expense is lower due to lower rental and other income during the current nine month period as compared to the nine months ended September 30, 1996. Property operating expenses are higher in 1997 primarily due to increased heating fuel costs and a colder than normal heating season, increased rubbish removal costs, increased general repairs and maintenance, and increased apartment painting and carpet replacement due to increased apartment turnover and vacancy. Depreciation expense is higher in 1997 as compared to 1996 due to additions to investment in real estate in 1996 and 1997.

         Expenses attributable to Gold Coast Storage for the nine months ended September 30, 1997 of $567,091 increased less than 1% from the nine months ended September 30, 1996 of $562,046 with higher property operating, depreciation, and management fee expenses offset by lower general and administrative expenses. Property operating expenses are higher in 1997 as compared to 1996 primarily due to full staffing of janitorial positions and higher wages in 1997, increased rubbish removal expenditures due to a credit for overcharged 1995 services that was absorbed in 1996, increased maintenance payroll costs due to higher wage levels in 1997, and higher general repairs and maintenance expenses, offset by decreased utility and security costs. Depreciation expense is higher in 1997 as compared to 1996 due to additions to investment in real estate in 1996 and 1997. Management fee expense is higher in the current period due to increased rental and other revenue. General and administrative expenses are lower in 1997 as compared to 1996 primarily due to reduced bad debt expense and reduced real estate tax expense due to the successful appeal and partial refund of 1992 real estate taxes, offset by higher property insurance premiums, employee benefit costs, inflationary increases to administrative salaries and advertising costs, and the absence of a one-time retroactive parking tax assessment imposed by the City of Chicago in 1996.

         Overall expenses at the Specified Properties for the nine months ended September 30, 1997 of $1,408,211 decreased by approximately 0.7% from the nine months ended September 30, 1996 of $1,417,926 primarily as a result of a combination of the factors described above. Management anticipates that, in aggregate, expenses in 1997 will be similar to those experienced in 1996.

         Net income for the nine months ended September 30, 1997 of $290,390 from Springdale Apartments decreased by approximately 8% from the nine months ended September 30, 1996 of $316,945 due primarily to decreased rental and other revenue and increased property operating and depreciation expenses offset by lower general and administrative and management fee expenses. Net income for the nine months ended September 30, 1997 of $255,148 from Gold Coast Storage increased significantly as compared to net income for the nine months ended September 30, 1996 of $172,453 due to increased rental and other revenue and decreased general and administrative expenses offset, by higher property operations, depreciation, and management fee expenses.

         Interest income earned by the Partnership for the nine months ended September 30, 1997 of $30,777 increased by approximately 7.5% from the nine months ended one year earlier of $28,625 primarily due to higher interest rates. Administrative expenses incurred by the Partnership for the nine months ended September 30, 1997 of $55,454 decreased by approximately 21% from the nine months ended one year earlier of $69,773 as the result of reduced accounting and audit and investor communication expenses.

         Overall net income for the nine months ended September 30, 1997 of $520,861 increased by approximately 16% from the nine months ended September 30, 1996 of $448,250 as the result of the factors noted above.

         Net cash flows provided by operations for the nine months ended September 30, 1997 was $783,722 compared to net cash provided by operations of $764,710 for the nine months ended September 30, 1996. The change was primarily the result of increased net income during the nine months ended September 30, 1997 over the nine months ended September 30, 1996, offset by a larger decrease in accounts payable and accrued expenses for the nine months ended September 30, 1997 over the nine months ended September 30, 1996. Additions to investment in real estate at both Properties decreased to $101,009 for the nine months ended September 30, 1997 compared to $147,234 for the same period one year ago. Additions to investment in real estate during 1997 at Springdale Apartments included remodeling the rental/fitness center, replacing pool-side furniture, and renovating apartments (which includes replacing kitchen cabinets and counter tops and replacing appliances). Additions to investment in real estate during 1997 at Gold Coast Storage included the completion of the burglar alarm and video monitoring systems replacement. Anticipated additions to investment in real estate at Springdale Apartments during the remainder of 1997 include continued apartment renovation and appliance replacement, landscaping improvements and balcony replacement. Anticipated additions to investment in real estate at Gold Coast Storage during the remainder of 1997 include a boiler system water circulation buster pump. Distributions to Limited Partners during the nine months ended September 30, 1997 totaled $732,293 compared to distributions of $610,714 during the nine months ended September 30, 1996. The General Partners anticipate that distributions to Limited Partners will remain relatively stable throughout 1997, provided that revenues and expenses also remain stable.

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

                                    PART II

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


                   Chrisken Partners Cash Income Fund L.P.
                   ---------------------------------------
                                 (Registrant)


                                By:     ChrisKen Income Properties
                                        Inc., Managing General
                                        Partner


Date: November 12, 1997         By:     /s/John F. Kennedy
                                        -------------------------
                                        John F. Kennedy
                                        Director and President