Form 10KSB
period 1997-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1998-03-31
CIK 815278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

   [X]              ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

   [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from                 to
                                       ---------------    ---------------


                         Commission file number 0-17602

 ------------------------------------------------------------------------------
                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
 ------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                                        36-3521124
(State or other jurisdiction of                                        (I.R.S. Employer
incorporation or organization)                                         Identification No.)

345 North Canal Street, Chicago, Illinois                                   60606
-----------------------------------------------------------------------------------------
(Address of principal executive offices)                                  (Zip Code)

Issuer's telephone number                                              (312) 454-1626
                                                      -----------------------------------


Securities registered under to Section 12(b) of the Exchange Act:

                                                       None

Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interests
-------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
 YES X . NO    .
    ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1997 was $2,499,046. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,866,000 (based on the price at which Units were offered to the public) at December 31, 1997 and March 15, 1998. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
                                              PART I

Item 1.   Description of Business........................................................................ 1
Item 2.   Description of Properties...................................................................... 2
Item 3.   Legal Proceedings.............................................................................. 7
Item 4.   Submission of Matters to a Vote of Security Holders............................................ 8

                                              PART II

Item 5.   Market for Registrant's Limited Partnership Interests
          and Related Security Holder Matters............................................................ 9
Item 6.   Management's Discussion and Analysis or Plan of Organization................................... 9
Item 7.   Financial Statements.......................................................................... 12
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................... 12

                                              PART III

Item 9.   Directors' Executive Officers, Promoters and Control Persons; Compliance with  Section
          16(a) of the Exchange Act .................................................................... 13
Item 10.  Executive Compensation........................................................................ 13
Item 11.  Security Ownership of Certain Beneficial Owners and Management................................ 14
Item 12.  Certain Relationships and Related Transactions................................................ 14
Item 13.  Exhibits and Reports on Form 8-K.............................................................. 15

SIGNATURES.............................................................................................. 16

INDEX TO FINANCIAL STATEMENTS...........................................................................F-1


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

         The Partnership offered its units of limited partnership (the "Units") in a public offering (the "Offering") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933, as amended, which Offering registered 56,000 Units. The Partnership had sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. Pursuant to an offer in March 1996 by the Partnership to purchase Units held by Limited Partners, which was in response to an unsolicited offer to purchase Units by an unrelated third party, the Partnership purchased and retired 423 Units. During the three months ended March 31, 1996, 37,732 Units were outstanding. As the result of the aforementioned buy-back as of April 1, 1996 and through December 31, 1996 37,309 Units were outstanding. In March 1997, Peachtree Partners, on behalf of Summit Venture, L.P., neither of which are affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.5% of the outstanding Units of the Partnership. As of the close of the Peachtree Partners offer period, May 15, 1997, the Partnership's records indicate that 173 Units were sold by Limited Partners to Peachtree Partners. On April 7, 1997, the General Partners submitted an offer, which expired May 31, 1997, to the Limited Partners whereby the Partnership, the General Partners and certain third parties, would purchase up to 4.5% of the outstanding Units of the Partnership. As a result of the Partnership offer, the Partnership purchased 360.858 Units from Limited Partners effective July 1, 1997. During the six months ended June 30, 1997, 37,309.1316 Units were outstanding. However, the 360.858 Units acquired by the Partnership were retired, leaving 36,948.2736 Units outstanding at July 1, 1997. The cost of the Units purchased by the Partnership was $86,605.92. Additionally, 140 Units were purchased by both Mr. John F. Kennedy, President of the Managing General Partner, and Mr. John S. Marten, President of ChrisKen Real Estate Management Company, Inc., which is the management agent of the Specified Properties. Management believes that neither the Unit sales to Peachtree Partners nor the Unit purchases by the Partnership or its affiliates adversely affect the management or liquidity of the Partnership.

         Capitalized terms not defined herein shall have the meaning ascribed to them in the Partnership's Prospectus dated August 28, 1987.

         The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) dis tribution of current cash flow, a significant portion of which should not be subject to federal income taxes in the initial years of the Partnership's operation; and (iii) capital appreciation.

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

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessment, the Partnership determined that it will not be required to modify or replace significant portions of its financial software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

         The Partnership has initiated formal communications with all of its significant suppliers (including operators of heating and air conditioning control systems, building security systems, elevator operations software, and alarm monitoring systems) to determine the extent to which the Partnership's interface systems are vulnerable to those third parties' failure to solve their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Partnership's systems rely will be converted on a timely basis and would not have an adverse affect on the Partnership's systems. Based on information received to date, the Partnership estimates that material costs will not be incurred related to Year 2000 Issues. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 2.           Description of Properties.

         The Partnership holds the Specified Properties described below on an unencumbered or all cash basis. In identifying the Specified Properties, the General Partners considered various real property and financial factors, including the condition and use of such Properties, the prospects for long-range liquidity, income-producing capacity, possible long-term appreciation prospects and income tax considerations. The Partnership will not acquire additional properties. The Partnership originally expected to begin an orderly liquidation of the Specified Properties after a period of operations of five to ten years. The Partnership has been operating for more than ten years. During 1997 the Partnership began marketing the Property to potential buyers and plans to sell it during 1998. Pursuant to Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (FAS No. 121), three significant accounting events took place: a) Springdale Apartments was reclassified to "Assets Held for Sale", b) in the fourth quarter of 1997 the recognition of depreciation expense of Springdale Apartments was discontinued, and c) a review of the Partnership's carrying value of Springdale Apartments required the Partnership to recognize a provision for impairment of $644,066. It is possible that the estimate of the provision for asset impairment may change in the near term because of the degree of judgement involved in determining fair value. After extensive negotiations with the intended buyer regarding the sale of the Property the transaction was terminated in January 1998 (see discussion in Item 3 below). In connection with these negotiations, the Partnership incurred costs of $23,302 which were expensed in the current period. The Partnership intends to hold the Gold Coast Storage until such time as a sale or other disposition appears to be advantageous to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell or refinance a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The net proceeds of any such sale or refinancing would be distributed to the Partners in accordance with the terms of the Partnership Agreement.

                             Occupancy/Leased Space

Name and Location          Description of         12/31/93  12/31/94  12/31/95  12/31/96  12/31/97
-----------------          --------------         --------  --------  --------  --------  --------
                             Property
                             --------
Springdale        199 unit residential               96%      95%        96%       88%      91%
Apartments        apartment complex
Waukesha,         located on 13.9 acres
Wisconsin         of land.

Gold Coast        155,997 square foot                76%      83%        81%       89%      90%
Storage           (145,000 until 6/88)
Chicago,          self-storage facility
Illinois          with 99,040 leasable
                  square feet (78,023
                  before 6/88) of
                  space.

--------------------

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






                   (Balance of page intentionally left blank.)

         The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 1997 as follows:

                                                                        Average
                               No. of           Rent                  Approximate                  Rent/Sq.Ft.
                               Apart-            Per                   Apartment                    (Includes
    Apartment Type              ments           Month                    Size                         Heat)
      1BR, 1 Bath                 73          $605-635                677-733 SF                   $.89 -.87
     *1BR, 1 Bath                  6          $635-650                677-733 SF                   $.94 -.89
      2BR, 2 Baths                91          $705-735                936-966 SF                   $.75 -.76
     *2BR, 2 Baths                 9          $735-750                936-966 SF                   $.79 -.78
      3BR, 2 Baths                19          $865-895              1,150-1,200 SF                 $.75 -.75
     *3BR, 2 Baths                 1            $900                   1,150 SF                    $.78



 *Fully Renovated

         Although the current rents in the table above reflect a slight increase over December 31, 1996, recognized lease rates increased 1.48% during 1997. The average economic occupancy of the Springdale Apartments was 91% for 1997 and 94% for 1996. Occupancy as of December 31, 1997 was 91% (see discussion in Item 6 below). All tenant leases are for periods of from six months to one year and no tenants lease more than one unit.

         Analysis. The General Partners believe that the following information reflected market conditions as of December 31, 1997 for apartment complexes which may compete with the Springdale Apartments.

                              COMPETITIVE PROJECTS

                                                                                 Apartment            Average
                                                              Rent                 Size             Rent/Sq.Ft.
                                      Rent                     Per               (Average            (Includes
Project                          Apartment Type               Month               in SF)               Heat)
-------                          --------------               -----               ------               -----
Meadows                        A) 1BR/1 Bath                $610                      685            $.89
                               B) 1BR/1 Bath                $700                      708            $.99
                               A) 2BR/2 Bath                $680                      943            $.72
                               B) 2BR/2 Bath                $795                    1,115            $.71

Monterey *                      1BR/1 Bath                  $645-735              730-860            $.88-.85
(Waukesha)                      2BR/2 Bath                  $755-780            965-1,010            $.78-.77

Willow *                        1BR/1 Bath                  $555                  630-912            $.88-.61
Creek                           2BR/1-1/2 Bath              $680                940-1,050            $.72-.65
(Waukesha)



*Does not include heat.
A = Not Remodeled
B = Remodeled

         The Meadows, which is directly across the street from Springdale Apartments, completed remodeling its clubhouse, leasing center, fitness center and game room in 1996, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is a twelve-year-old complex and rental rates do not include heat. Willow Creek is a nine-to-ten year old complex located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat, comprises 168 units.

         The Springdale Apartments are being depreciated using 27.5 year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depre ciation for the portion allocable to tax-exempt Limited Partners. However, pursuant to FAS No. 121, in the fourth quarter of 1997 the recognition of depreciation was discontinued as the result of the reclassification of the Property to held for sale. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 1997 primarily consisted of replacing all of the Property's wood balconies, and replacement of appliances (see discussion in Item 6. below). Major improvements anticipated in 1998 include; repairing and/or replacing the swimming pool water circulation system, the renovation of approximately twenty apartments, apartment appliance replacement, re-carpet certain apartments and common halls, and replacing the exercise room equipment.

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

         Property. Gold Coast Storage is a seven-story, loft-type industrial building constructed in approximately 1930 for use as a light manufacturing facility and warehouse. In 1982, the building was converted to a self-storage facility by a prior owner. When acquired, the building contained a total gross floor area of approximately 145,000 square feet, in addition to a full basement area, and was constructed with load-bearing exterior masonry walls and wood floors and joists. The foundation walls are masonry with exterior elevations of common brick and face brick. The office areas in the front of the building are provided with heating, ventilation and air conditioning systems which the General Partners believe to be in satisfactory condition. The storage areas of the building are heated to tempera tures held in the 50 degree Fahrenheit range by ceiling-mounted space heaters with fans. The building is serviced by two freight elevators and has a TV security system, fire escape and sprinkler system. The Gold Coast Storage parking lot has 40 spaces for automobiles.

         Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 1997, with the exception of approximately 9,359 square feet, were on a month-to-month basis. The average lease rate for self-storage space is $14.44 per square foot, although rates on indi vidual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 1997, approximately 90% of the space was leased compared to 89% at December 31, 1996. On an economic basis, the average occupancy during 1997 was 89% as compared to 84% during 1996. The General Partners believe that the increase of leased space in 1997, as compared to the prior year, is the result of a combination of several factors which include continued marketing efforts, and moderately improved economic conditions.

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

         The size and type of self-storage units which are available are set forth in the chart below:

(1)      Gold Coast Storage - Interior

                                                                                                        Annual
                                                         Cost                    Cost                 Cost per
            Sq. Ft.                Size                per month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------
               16                    4x4x4             $ 28.00                  $ 336.00               $21.00
               32                    8x4x5               51.00                    612.00                19.13
               40                    5x8x9               64.00                    768.00                19.20
               50                   5x10x9               80.00                    960.00                19.20
               64                    8x8x9              102.00                  1,224.00                19.13
               80                   8x10x9              105.00                  1,260.00                15.75
              104                   8x13x9              129.00                  1,548.00                14.88
              144                   8x18x9              171.00                  2,052.00                14.25
              192                  12x16x9              192.00                  2,304.00                12.00
              352                  22x16x9              352.00                  4,224.00                12.00

(2)      Gold Coast Storage - Exterior

                                                                                                       Annual
                                                         Cost                    Cost                 Cost per
            Sq. Ft.                Size                per month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------
              200                    10x20             $206.00                 $2,472.00               $12.36
              250                    10x25              257.00                  3,084.00                12.34
              264                    12x22              264.00                  3,168.00                12.00
              300                    10x30              309.00                  3,708.00                12.36
              403                    13x31              403.00                  4,836.00                12.00

         Analysis. The General Partners believe that the following information reflects the current market conditions for self-storage space for those facilities which may compete with Gold Coast Storage.

(1)  East Bank Storage (One)    (This location now offers sales representatives
     429 West Ohio Street       a business center which includes private
                                offices and free local telephone use and copier service.)

                                                                                                       Annual
                                                         Cost                    Cost                 Cost per
            Sq. Ft.                Size                per month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------
               25                    5x5x4              $45.00                   $540.00               $21.60
               50                   5x10x8               60.00                    720.00                14.40
               64                    8x8x8               75.00                    900.00                14.06
               80                   8x10x8               85.00                  1,020.00                12.75
              100                  10x10x8              110.00                  1,320.00                13.20

(2)  East Bank Storage (Two)  (This property opened during the fourth quarter
                              1996 and is holding it's lease rates artificially low during lease up.)

                                                                                                         Annual
                                                         Cost                      Cost                 Cost per
         Sq. Ft.                    Size             per month                  Annually                 Sq. Ft.
         -------                    -----            ---------                  --------                 -------
               25                    5x5x8              $30.00                   $360.00               $14.40
               50                   5x10x8               45.00                    540.00                10.80
               80                   8x10x8               70.00                    840.00                10.50
              100                  10x10x8               85.00                  1,020.00                10.20
              150                  10x15x8              110.00                  1,320.00                 8.80
              200                  10x20x8              145.00                  1,740.00                 8.70

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report.

(3)      Public Storage       (This location opened for business in early 1996.)
         1129 N. Wells

                                                                                                       Annual
                                                         Cost                    Cost                 Cost per
            Sq. Ft.                Size                per month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------

               25                    5x5x8              $49.00                   $588.00               $23.52
               50                   5x10x8               81.00                    972.00                19.44
               80                   8x10x8              114.00                  1,368.00                17.10
              100                  10x10x8              141.00                  1,692.00                16.92
              200                  10x20x8              237.00                  2,844.00                14.22




(4)      Strong Box                       (This property has modified some
         1516 N. Orleans                  space into a temperature controlled
                                          wine cellar.)

                                                                                                       Annual
                                                         Cost                      Cost               Cost per
           Sq. Ft.                  Size             per month                  Annually               Sq. Ft.
           -------                  ----             ---------                  --------               -------
               16                    4x4x4              $26.00                   $312.00               $19.50
               25                    5x5x8               52.00                    624.00                24.96
               50                   5x10x8               91.00                  1,092.00                21.84
               64                    8x8x8              116.00                  1,392.00                21.75
               80                   8x10x8              131.00                  1,572.00                19.65
              100                  10x10x8              160.00                  1,920.00                19.20
              144                   8x18x8              185.00                  2,220.00                15.42

         Parking lot spaces are leased to an Affiliate of Gold Coast Storage which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $2,100 per month.

          Gold Coast Storage is being depreciated using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. Major improvements during 1997 included the partial replacement of the burglar/security camera system, and adding water pumps to the heating system.(see Item 6. below for further discussion). Major improvements anticipated for 1998 include the addition of a new property sign, repairs to and painting of the exterior fire escapes, and completion of the burglar/security camera system replacement.

Item 3.           Legal Proceedings.

     In October 1997, four affiliated limited partnerships executed a non-binding letter of intent pursuant to which they were exploring a possible sale of their properties to Vinings Investment Properties, L.P. ("Vinings"). The letter of intent was allowed to expire. On December 5, 1997, the Partnership and 15 other affiliated limited partnerships (collectively with the Partnership, the "ChrisKen Partnerships") executed a second, non-binding letter of intent (the "LOI") pursuant to which the ChrisKen Partnerships were exploring a possible sale of their properties to Vinings. A separate purchase price was negotiated for each property, with the aggregate purchase price to be $87,770,000, payable in a combination of cash and units of limited partnership interest to be issued by Vinings ("Vinings Units"), with the balance to paid through Vinings' assumption or repayment of all outstanding mortgage indebtedness and costs relating thereto. The Vinings Units were to be issued to electing limited partners in certain of the ChrisKen Partnerships who were accredited investors (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). The Vinings Units were convertible, upon satisfaction of certain conditions, into shares of common stock of the Vinings general partner, Vinings Investment Trust (the "Vinings REIT"). Shares of the Vinings REIT trade on the NASDAQ Small Cap market. The quarterly report on Form 10-Q file by the Vinings REIT as of and for the quarter ended September 30, 1997 (the last available public filing), stated that there were 1,080,512 shares outstanding, with reported high and low bid and asked prices of $4.25 and $4.25.

     In the LOI, Vinings conditioned its purchase of the Property on approval by the limited partners, of the sale, to Vinings, of properties owned by certain of the other ChrisKen Partnerships as well as completion of due diligence regarding operations and conditions of the properties, approval of the sale transaction by the Vinings REIT's board of directors, securing financing to complete the transaction and, if Vinings could not complete the transaction on or before February 23, 1998, approval by the Vinings REIT's shareholders, which could have extended the closing to August 1998 or later. Additionally, as Vinings owned only two properties, a condition of the transaction requested by the General Partners and required by the financing souce last proposed by Vinings, was that CREMCO be merged into Vinings, either directly or through a merger with the existing property manager for Vinings, to ensure continuity and depth of property management on a going forward basis. Because the time frame for completion and certain of the other conditions imposed by Vinings were unattractive, the ChrisKen Partnerships requested additional protections, including the right to solicit other potential purchasers if Vinings were unable to close by March 31, 1998. After Vinings rejected those protections and declined to discuss the terms on which the merger would occur or meet with the Partnerships' lenders, all ChrisKen Partnerships ceased negotiations on or about January 25, 1998.

     On January 30, 1998, after being threatened with litigation, the Partnerships filed an action (Springdale Associates, Ltd. et. al. v. Vinings Investment Properties, L.P., Case No. 98 CH 1193, pending in the Circuit Court of Cook County) seeking a declaratory judgment that there is no binding or enforceable contract with the Vinings. Vinings has counterclaimed, alleging, inter alia, that there was an enforceable contract.

     On February 3, 1998, Vinings filed a complaint (Vinings Investment Properties, L.P. v. Kennedy et. al., Case No. 98 CH 1421, pending in the Circuit Court of Cook County) seeking specific performance, and other relief, arising out of a claim by Vinings that it entered into an enforceable and binding contract to purchase the properties owned by the ChrisKen Partnerships. The ChrisKen Partnerships deny that there is any binding and enforceable contract with Vinings, and deny that Vinings has any right to purchase the real estate and property of any of the Partnerships. A motion to dismiss the Complaint has been filed on behalf of the ChrisKen Partnerships, the General Partners and CREMCO. No discovery has been taken to date. Counsel to the ChrisKen Partnerships has only just begun its investigation and is presently unable to determine whether an outcome unfavorable to the Company is probable or remote.

     On March 27, 1998, the general partners of the Partnerships, in their representative capacities as general partners of the Partnerships, brought an action (ChrisKen Income Properties, Inc. II et. al. v. Vinings Investment Properties Trust, Peter D. Anzo, Stephanie A. Reed et. al., Civil Action No. 1 98-CV-0934, pending in the United States District Court for the Northern District of Georgia) seeking injunctive and other relief for an alleged breach of the confidentiality agreement between the parties and other misconduct, including misrepresentation of availability of financing and intent with respect to providing property management expertise.


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

         At December 31, 1995, there were 37,732 Units issued and outstanding. However, as the result of the aforementioned 1996 Unit purchase offer from the Partnership to the Limited Partners, 423 Units were purchased and retired by the Partnership. Therefore, effective April 1, 1996 and at December 31, 1996 37,309 Units were outstanding. During 1997 an additional Unit purchase offer from the Partnership was submitted to the Limited Partners. As the result of this additional offer, 360.858 United were purchased and retired by the Partnership. Effective July 1, 1997 and at December 31, 1997 and March 15, 1997, there were 36,948.2736 Units issued and outstanding which were held by a total of 1796 Unit holders.

         The Limited Partners were paid four cash distributions totaling $26.30 per Unit in 1997 and $22.61 per Unit in 1996.

Item 6.           Management's Discussion and Analysis or Plan of Organization

         The Partnership had cash and cash equivalents of approximately $594,370 as of December 31, 1997 and $650,259 as of December 31, 1996. The reduction in cash and cash equivalents on hand is the result of several primary factors: an increase in distributions in 1997, and the purchase of Units from Limited Partners in 1997. The Partnership's restricted cash, representing operating and contingency reserves (the "Reserve"), was funded by proceeds from the Offering and had a balance of $377,320 on December 31, 1997 and December 31, 1996 (amount represents 2% of the gross proceeds of the Offering as required by the Limited Partnership Agreement). The Reserve is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

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

Results of Operations.

         Comparison of 1997 to 1996. Occupancy at the Springdale Apartments was 91% at December 31, 1997, compared to 88% at December 31, 1996. Occupancy at Springdale Apartments averaged approximately 91% during 1997. As of March 15, 1998 occupancy was 92.5%. Management anticipates that occupancy will continue to improve and achieve 95% during the second quarter of 1998. Leased space at Gold Coast Storage was 90% at December 31, 1997, compared to 89% at December 31, 1996. On an economic basis, the average occupancy at Gold Coast Storage during 1997 was 89% as compared to 84% during 1996. At December 31, 1997, the average annual lease rate for self-storage space was $14.44 as compared to $12.65 one year earlier. The General Partners believe that the increase in occupancy at Gold Coast Storage, on an economic basis, reflects continued marketing efforts, and improved market conditions. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 1998 will remain at approximately 90%. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

         Overall rental revenue in 1997 attributable to the Specified Properties ($2,499,046) increased by approximately 4.3% from 1996 ($2,396,355). Rental revenue decreased for Springdale Apartments (approximately 2.4%) from $1,485,484 for the year ended December 31, 1996 to $1,450,523 for the year ended December 31, 1997 due primarily to increased rent concessions granted new tenants and higher vacancy loss in 1997, partially offset by higher rental rates. The General Partners anticipate that rental revenue at Springdale Apartments will improve from 1997 levels during 1998 due to anticipated increases in occupancy. Rental revenue increased at Gold Coast Storage (approximately 15.1%) from $910,871 for the year ended December 31, 1996 to $1,048,523 for the year ended December 31, 1997. Rental income at Gold Coast increased in 1997 due to a 5.9% increase in effective rental rates and a 12% increase in economic occupancy. Larger storage units rent at lower per square foot rates as compared to smaller storage units. The General Partners believe that rental revenue at Gold Coast Storage should continue to improve during 1997.

         Material improvements at Springdale Apartments in 1997 primarily consisted of replacing all of the wood balconies ($153,284) and replacement of appliances ($32,638). Major improvements at Gold Coast included additions to the burglar/security camera system ($14,158), and adding water pumps to the heating system ($4,340).

         Overall expenses in 1997 attributable to the Specified Properties ($2,477,061) increased by approximately 30% from 1996 ($1,904,362). Expenses in 1997 attributable to Springdale Apartments ($1,694,581) increased by approximately 46.8% from 1996 ($1,154,738). Property operation expenses at Springdale Apartments decreased during the year ended December 31, 1997 as compared to one year earlier primarily due to decreased water/sewer costs, carpet replacement, and grounds maintenance partially offset by increased protection and security costs, heating fuel and electricity costs, and rubbish removal expenses. Water/sewer costs decreased, in part, due to reduced occupancy. Grounds maintenance decreased in 1997 due to the absence of certain 1996 expenditures including parking lot seal-coating and concrete walk replacement. Protection and security costs increased due to additional property monitoring costs to enhance tenant safety. Heating fuel costs increased due to decreased fuel supplies during the 1996/1997 winter months. Electricity costs increased due to increased vacancy. Real estate taxes at Springdale Apartments were lower in 1997 as compared to 1996 due to a legislative reduction in tax rates affecting the 1997 tax year. Advertising expense remained consistent at Springdale Apartments during 1997 as compared to 1996. Depreciation and amortization expense at Springdale Apartments decreased in 1997 as compared to 1996 because the recognition of depreciation expense was discontinued effective the fourth quarter of 1997 because the property was reclassified as held for sale pursuant to FAS No. 121. General and administrative expenses at Springdale Apartments increased during 1997 as compared to 1996 due to the recognition of disposition costs related to the failed sale of the Property, partially offset by reduced administrative staff salary costs, and a refund of Wisconsin surcharge taxes which were paid in the previous year. Repairs and maintenance expense at Springdale Apartments increased in 1997 as compared to 1996 due to higher grounds maintenance costs which include snow removal, apartment painting and decorating expenses due to higher apartment turnover, and increased swimming pool costs, partially offset by reduced plumbing and heat system repair costs, and janitorial costs which were higher in 1996 due to in-house staff shortages resulting in the use of more costly contracted services. Management fees at Springdale Apartments decreased during 1997 as compared to 1996 due to lower total revenue in 1997.

         During 1997 the Partnership began marketing Springdale Apartments to potential buyers and plans to sell it during 1998. Pursuant to FAS No. 121, Springdale Apartments was reclassified to Assets Held for Sale. Also pursuant to FAS No. 121, a review of the Partnership's carrying value of Springdale Apartments revealed that the

Partnership was required to recognize a provision for impairment expense of $644,066 as the net book value of the Property was greater than the agreed to gross sales price less assumed selling costs.

         Expenses attributable to Gold Coast Storage in 1997 ($782,480) increased by approximately 4.2% from 1996 ($749,624). Property operation expense at Gold Coast Storage increased for the year ended December 31, 1997 as compared to the same period one year earlier due to increased grounds maintenance and rubbish removal costs partially offset by reduced protection and security costs. Rubbish removal costs were higher in 1997 because costs in 1996 were reduced due to vendor credits which carried forward from 1995. Protection and security costs are lower in 1997 because one-time costs were incurred in 1996 as the result of certain City of Chicago fire regulation and building code changes. Real estate taxes at Gold Coast Storage decreased a moderate 1.7% in 1997 as compared to 1996. Repairs and maintenance expense at Gold Coast Storage increased in 1997 as compared to 1996 primarily due to higher janitorial and maintenance staff costs, and structural and electrical expenses. Janitorial and maintenance staff hours increased due to increased occupancy which generates additional traffic throughout the premises. Structural and electrical costs increased due to one-time repairs to a fire escape and the replacement of elevator cables. Advertising expense at Gold Coast Storage increased during 1997 as compared to 1996 due to increased third party costs and fees and enhanced marketing efforts. Depreciation and amortization expense at Gold Coast Storage in 1997 is comparable to 1996. Overall general and administrative expenses at Gold Coast Storage remained unchanged in 1997 as compared to 1996 with increased administrative and employer related costs in response to increased occupancy, legal and operation permit fees, and property insurance premiums, offset by the absence in 1997 of a one-time expenditure in 1996 of City of Chicago parking lot sales tax. Management fee expense at Gold Coast Storage is higher in 1997 as compared to 1996 due to higher total revenue in 1997.

         For the year ended December 31, 1997 Springdale Apartments incurred a net loss of $169,027 as compared to net income of $405,458 for the year ended December 31, 1996 due to a decrease in rental revenues and increased expenses, primarily due to the aforementioned provision for impairment expense as discussed above. Net income for 1997 ($325,611) from Gold Coast Storage increased by approximately 33% from 1996 ($244,747) as a result of the factors affecting rental revenue and expenses as detailed above.

         Partnership interest income during 1997 increased to $43,919 from $40,173 during 1996 primarily due to increased investment interest rates. Partnership administrative expenses for 1997 decreased to $25,291 from $27,238 in 1996. Partnership professional fees for 1997 also decreased to $2,051 from $3,435 in 1996. In 1997 the Partnership received a refund of $6,684 from the State of Wisconsin for surcharge taxes paid in prior years. Audit and accounting fees in 1997 decreased to $44,225 from $51,350 in 1996 as the result of a negotiated reduction in fees.

         The combined net income of the Specified Properties and Partnership for 1997 ($135,467) decreased by approximately 78% from 1996 ($605,445) as the result of the factors discussed above.

         Distributions to Limited Partners in 1997 totaled $976,683, an increase from 1996 distributions of $837,521. Distributions on a per unit basis to Limited Partners in 1997 ($26.30) increased from 1996 ($22.61), of which $29.84 and $3.98 per unit, respectively was a return of capital on a federal income tax basis. Net income per Unit in 1997 ($3.28) decreased from 1996 ($14.57) primarily as the result of the factors detailed above affecting the Specified Properties. The General Partners anticipate distributions and net income per Unit to increase in the future due to a projected increase in occupancy and rental rates, and controlled expenses at the Specified Properties.

         "Safe Harbor" statement under the U.S. Private Securities Litigation Reform Act of 1995: Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which the Springdale Apartments and Gold Coast Storage compete and/or unanticipated changes in expenses or capital expenditures.

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

         None.














                   (Balance of page intentionally left blank.)

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

         All issued and outstanding shares of the Managing General Partner are owned by Messrs. Robert W. Christoph and John F. Kennedy. As of January 1, 1996 and pursuant to written agreement, Mr. Christoph resigned as an officer and director of the Managing General Partner and transferred his shares into a voting trust which terminates on December 31, 2003. Mr. Kennedy is the voting trustee of this voting trust and has the power to exercise all voting rights with respect to Mr. Christoph's shares; Mr. Christoph retains the economic and beneficial interest in such shares. The sole officer of the Managing General Partner is John F. Kennedy, who is President and Secretary. Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate. As of January 1, 1996 and pursuant to written agreement, Mr. Christoph converted his general partner interest in the Associate General Partner into a special limited partner interest without any management rights.

         The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 1997:

         Name                          Age           Position
         John F. Kennedy                47           Director, President and Secretary

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

         The following is a schedule of the compensation paid for the period ended December 31, 1997 by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:

Description of Transaction and                                         Amount of
Entity Receiving Compensation                                        Compensation
-----------------------------                                        ------------
Reimbursement of property operating payroll costs to
Affiliate of General Partners                                          $265,496
Property Management Fee to Affiliate of the General Partners           $139,710
         Total                                                         --------
                                                                       $405,206
                                                                       ========

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

         (a) To the best knowledge of the Partnership, as of December 31, 1997 and March 15, 1997, no person held more than five percent (5%) of the Units.

         (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1997 and March 15, 1998, 36,948 Units were beneficially owned by 1796 Limited Partners.

Item 12.     Certain Relationships and Related Transactions.

         ChrisKen Real Estate Management Company, Inc. ("ChrisKen Management"), an Affiliate of the General Partners, provides management services for the properties owned by the Partnership. The manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Properties, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Properties. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. ChrisKen Management earned $139,710 and $134,736 in 1997 and 1996, respectively, for such management services. In addition, the Partnership reimbursed ChrisKen Management for payroll expenses for personnel directly related to property operations totaling $265,496 and $231,133 in 1997 and 1996, respectively.

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

         An affiliate of the General Partners leases space at Gold Coast Storage. During 1997 and 1996 the Partnership recognized rental revenue of $26,500 and $20,400, respectively, from this lease. On October 1, 1996, Mr. Kennedy purchased 95.3 Units at $226 per Unit from a Limited Partner vis-a-vis a public auction conducted by an independent third party. On July 1, 1997 Mr. Kennedy and Mr. John S. Marten, President of ChrisKen Management, each purchased 140 Units at $240 per Unit from Limited Partners as the result of the offer made by the Partnership as further discussed on page 1.

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

(b)               Reports on Form 8-K.

                  The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

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


                                                  CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                                  By:      ChrisKen Income Properties, Inc.,
                                                           Managing General Partner


Date:    March 30, 1998                           By: /s/ John F. Kennedy
                                                     --------------------------------------
                                                     John F. Kennedy
                                                     Director and President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 30, 1998                           By: /s/ John F. Kennedy
                                                     ----------------------------------------
                                                      John F. Kennedy, Director
                                                      and President of the Managing General
                                                      Partner

                       Consolidated Financial Statements

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Years ended December 31, 1997 and 1996
                      with Report of Independent Auditors

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Index to Consolidated Financial Statements





Report of Independent Auditors..........................................F-2

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 1997..........................F-3
Consolidated Statements of Income for the Years Ended
 December 31, 1997 and 1996.............................................F-4
Consolidated Statements of Partners' Capital for the Years
 Ended December 31, 1997 and 1996.......................................F-5
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997 and 1996.............................................F-6
Notes to Consolidated Financial Statements..............................F-7

                         Report of Independent Auditors

To the Partners
Chrisken Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of Chrisken Partners Cash Income Fund L.P. (a Delaware Limited Partnership), as of December 31, 1997, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chrisken Partners Cash Income Fund L.P. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Chicago, Illinois
March 16, 1998

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                               December 31, 1997



ASSETS
Cash and cash equivalents                                           $   594,370
Restricted cash                                                         377,320
Accounts receivable                                                      37,399
Prepaid expenses                                                         22,139
                                                                   ------------
                                                                      1,031,228
Investment in real estate, at cost:
  Land                                                                  636,709
  Buildings and improvements                                          5,853,210
  Equipment                                                              70,111
                                                                   ------------
                                                                      6,560,030
  Accumulated depreciation                                           (1,654,987)
                                                                   ------------
                                                                      4,905,043
  Assets held for sale                                                6,664,000
                                                                   ------------
Total assets                                                        $12,600,271
                                                                   ============
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                    $   133,583
Tenants' security deposits                                               76,150
Deferred income and prepaid rent                                         87,417
Accrued real estate taxes                                               288,089
                                                                   ------------
Total liabilities                                                       585,239
Partners' capital, 36,948 limited partnership units
 issued and outstanding                                              12,015,032
                                                                   ------------
Total liabilities and partners' capital                             $12,600,271
                                                                   ============

See accompanying notes.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                       Consolidated Statements of Income



                                                                     YEAR ENDED DECEMBER 31
                                                                       1997           1996
                                                                  --------------  -------------
REVENUE
Rental                                                                $2,499,046     $2,396,355
Interest                                                                  45,988         40,173
Other                                                                    132,530        158,212
                                                                  --------------  -------------
Total revenue                                                          2,677,564      2,594,740
EXPENSES
Property operations                                                      264,762        281,405
Provision for impairment loss on assets held for sale                    644,066              -
Real estate taxes                                                        281,107        301,790
Repairs and maintenance                                                  288,547        264,522
Advertising                                                               76,815         66,365
Depreciation                                                             446,261        529,417
General and administrative                                               400,829        411,060
Management fees - Affiliate                                              139,710        134,736
                                                                  --------------  -------------
Total expenses                                                         2,542,097      1,989,295
                                                                  --------------  -------------
Net income                                                            $  135,467     $  605,445
                                                                  ==============  =============
Net income allocated to general partners                              $   13,547     $   60,545
                                                                  ==============  =============
Net income allocated to limited partners                              $  121,920     $  544,900
                                                                  ==============  =============
Net income allocated to limited partners per weighted-
  average limited partnership units outstanding                       $     3.28     $    14.57
                                                                  ==============  =============
Weighted-average limited partnership units outstanding                    37,129         37,410
                                                                  ==============  =============

See accompanying notes.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 1997 and 1996




                                                                 PARTNERS' CAPITAL ACCOUNTS
                                                       GENERAL             LIMITED
                                                      PARTNERS            PARTNERS           TOTAL
                                                   ---------------------------------------------------
Balance at January 1, 1996                                 $268,796      $12,954,764       $13,223,560
Distributions (A)                                                 -         (837,521)         (837,521)
Net income                                                   60,545          544,900           605,445
Repurchase of limited partnership units                           -          (48,630)          (48,630)
                                                   ---------------------------------------------------
Balance at December 31, 1996                                329,341       12,613,513        12,942,854
Distributions (A)                                                 -         (976,683)         (976,683)
Net income                                                   13,547          121,920           135,467
Repurchase of limited partnership units                           -          (86,606)          (86,606)
                                                   ---------------------------------------------------
Balance at December 31, 1997                               $342,888      $11,672,144       $12,015,032
                                                   ===================================================

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:


                                                                               1997             1996
                                                                          -------------------------------
                First quarter                                                  $6.61             $5.04
                Second quarter                                                  6.47              5.04
                Third quarter                                                   6.61              6.23
                Fourth quarter                                                  6.61              6.30

See accompanying notes.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                     Consolidated Statements of Cash Flows



                                                                         YEAR ENDED DECEMBER 31
                                                                           1997           1996
                                                                       --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  135,467      $ 605,445
Adjustments to reconcile net income to net cash
 flows  provided by operating activities:
   Depreciation                                                            446,261        529,417
   Provision for impairment loss on assets held for sale                   644,066              -
   Net changes in operating assets and liabilities:
    Increase in accounts receivable                                        (10,465)       (14,500)
    (Increase) decrease in prepaid expenses                                  9,997         (2,393)
    Increase in accounts payable and accrued real
      estate taxes                                                          15,313         14,844
    Increase (decrease) in deferred income and
      prepaid rent                                                          14,625         (7,648)
    Increase in tenants' security deposits                                   8,710          6,142
                                                                       --------------------------
Net cash flows provided by operating activities                          1,263,974      1,131,307

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                    (256,574)      (258,284)
                                                                       --------------------------
Cash flows used in investing activities                                   (256,574)      (258,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of limited partnership units                                    (86,606)       (48,630)
Distributions                                                             (976,683)      (837,521)
                                                                       --------------------------
Cash flows used in financing activities                                 (1,063,289)      (886,151)
                                                                       --------------------------
Net decrease in cash and cash equivalents                                  (55,889)       (13,128)
Cash and cash equivalents, beginning of year                               650,259        663,387
                                                                       ==========================
Cash and cash equivalents, end of year                                  $  594,370      $ 650,259
                                                                       ==========================

See accompanying notes.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1997 and 1996


1.  ORGANIZATIONAL DATA

Chrisken Partners Cash Income Fund L.P. (CPCIF) is a Delaware Limited Partnership, organized on May 4, 1987, with Chrisken Income Properties, Inc. (Managing General Partner) and Chrisken Limited Partnership I as the General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units at $500 for each unit. CPCIF has 99.9% ownership interests in Springdale Associates, Ltd. (Springdale) and Chicago I Self-Storage, Ltd. (Self-Storage). Springdale owns a 199-unit residential complex located in Waukesha, Wisconsin, and Self-Storage owns a 155,997-square-foot self-storage facility located in Chicago, Illinois.

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

INVESTMENT IN REAL ESTATE AND ASSETS HELD-FOR-SALE

Depreciation of property and improvements held for investment is computed using the straight-line method over the estimated useful lives of the assets. Residential and nonresidential properties are depreciated over 27.5 years and
31.5 years, respectively, and equipment is depreciated over seven years. The property owned by Self-Storage is carried at depreciated cost at December 31, 1997.

During 1997, the Partnership began marketing the property owned by Springdale to potential buyers and plans to sell it in 1998. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)



2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assets and for Long-Lived Assets to Be Disposed Of, the Partnership has reclassified the real estate property owned by Springdale to assets held for sale during the fourth quarter of 1997 and discontinued recognition of depreciation expense.

For assets held for sale, the Partnership records impairment losses on assets held for sale when the net book value is less than the fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest or a value derived from comparable sales transactions in the marketplace. The Partnership reclassified the real estate property owned by Springdale with a fair value less cost to dispose totaling $6,664,000 to assets held for sale and recognized a provision for impairment totaling $644,066. It is reasonably possible that the estimate of the provision for asset impairment may change in the near term because of the degree of judgment involved in determining fair value.

RENTAL REVENUE

The Partnership recognizes rental revenues as they are due in accordance with the terms of the respective tenant leases. This method of rental recognition approximates a straight-line basis due to the short-term nature (generally one year or less) of tenant leases.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. Substantially all financial instruments reflected in the Partnership's consolidated balance sheet, consisting of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, are, by their terms, equivalent with respect to carrying and fair values. Management is not aware of the existence of any off-balance-sheet financial instruments.

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

3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally impairment loss, depreciation expense, and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 1997 and 1996 is approximately $631,485 greater and $169,000 less, respectively, than
the taxable income of the Partnership.   The aggregate cost of real estate for
federal income tax purposes at December 31, 1997, is $12,843,062.

4.  PARTNERSHIP AGREEMENT

The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners' receiving their noncumulative, noncompounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions to partners in 1997 and 1996 were not sufficient to meet the Annual Preferred Return.

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

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 1997, cash restricted for working capital reserve purposes was $377,320.

Effective April 1, 1996, the Partnership purchased and retired approximately 423 Limited Partnership units from the Limited Partners at a cost of $48,630. Effective July 1, 1997, the Partnership purchased and retired another 361 Limited Partnership units from the Limited Partners at a cost of $86,606.

5.  RELATED PARTY TRANSACTIONS

During 1996, the President of the Managing General Partner purchased from the Limited Partners 95.3 limited partnership units of the Partnership at a cost of $226 per unit. On July 1, 1997, the President and another related party purchased 140 units at a cost of $240 per unit.

The Partnership pays management fees to Chrisken Real Estate Management Company, Inc. (Chrisken), an affiliate of the General Partners. Management fees are calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for Self-Storage. Total management fees for 1997 and 1996 were $139,710 and $134,736, respectively. The agreements are subject to annual renewal. In addition, the Partnership reimburses Chrisken for personnel costs directly attributable to property operations, totaling $265,496 and $231,133 in 1997 and 1996, respectively. These costs are included in property operation expenses in the accompanying consolidated statements of income.

                    Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (continued)




5.  RELATED PARTY TRANSACTIONS (CONTINUED)

In 1997 and 1996, an affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $26,500 and $20,400, respectively.

6.   CONTINGENCIES

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the property owned by Springdale regarding termination of the contract to sell the property. The buyer seeks specific performance by virtue of the property transfer from the terminated sales contract. In the opinion of management of the Partnership, such litigation and resultant effects will not have a material adverse effect on the Partnership's financial statements. The ultimate outcome of this matter cannot be determined and, accordingly, no provision for any loss that may result has been made in the accompanying financial statements.