Form 10QSB
period 1998-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1998-05-18
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ]                     TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to __________________


                         Commission File Number 0-17602

                     Chrisken Partners Cash Income Fund L.P.
            (Exact name of small business issuer as Specified in its
                       certificate of Limited partnership)


           Delaware                                             36-3521124
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


345 North Canal Street, Chicago, Illinois                         60606
(Address of principal executive offices)                        (Zip Code)


(312) 454-1626
(Issuer's telephone number)


________________________________________________________________________________
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes  X   No ___

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                        Page
PART I            Financial Information

      Item 1.     Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  March 31, 1998                                         2

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  March 31, 1998 and 1997                                3

                  Consolidated Statement of Partners'
                  Capital for the Three Months Ended
                  March 31, 1998                                         4

                  Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 1998
                  and 1997                                               5

                  Notes to Consolidated Financial Statements             6

      Item 2.     Management's Discussion and Analysis or
                  Plan of Operation                                      7

PART II.          Other Information

      Item 1.     Legal Proceedings                                     10

      Item 2.     Changes in Securities                                 10

      Item 3.     Defaults Upon Senior Securities                       10

      Item 4.     Submissions of Matters to a Vote of
                  Security Holders                                      10

      Item 5.     Other Information                                     10

      Item 6.     Exhibits and Reports on Form 8-K                      10

SIGNATURE                                                               11

                   Chrisken Partners Cash Income Fund L.P.
                       (A Delaware Limited Partnership)

                          Consolidated Balance Sheet

                                March 31, 1998
                                 (Unaudited)




ASSETS
Cash and cash equivalents                                          $   440,212
Restricted cash                                                        377,320
Accounts receivable                                                     41,982
Other                                                                   29,727
                                                                   -----------
                                                                       889,241
Investment in real estate, at cost:
  Land                                                                 636,709
  Buildings and improvements                                         5,853,210
  Equipment                                                            107,701
                                                                   -----------
                                                                     6,597,620
  Accumulated depreciation                                          (1,705,284)
                                                                   -----------
                                                                     4,892,336
Assets held for sale                                                 6,664,000
                                                                   -----------
Total assets                                                       $12,445,577
                                                                   ===========


LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                   $    92,927
Tenants' security deposits                                              79,305
Deferred income and prepaid rent                                        91,701
Accrued real estate taxes                                              190,818
                                                                   -----------
Total liabilities                                                      454,751

Partners' capital, 36,948 limited partnership units issued and
  outstanding                                                       11,990,826
                                                                   -----------
Total liabilities and partners' capital                            $12,445,577
                                                                   ===========

See accompanying notes.

                   Chrisken Partners Cash Income Fund L.P.
                       (A Delaware Limited Partnership)

                    Consolidated Statements of Operations
                                 (Unaudited)




                                                   THREE MONTHS ENDED
                                                         MARCH 31
                                                    1998         1997
                                                  ---------------------
REVENUE
Rental                                            $636,053     $575,264
Interest                                            11,426       10,093
Other                                               31,696       37,132
                                                  ---------------------
Total revenue                                      679,175      622,489

EXPENSES
Property operations and maintenance                155,755      150,324
Depreciation                                        50,297      132,355
General and administrative                         217,347      195,619
Management fees - Affiliate                         35,410       33,605
                                                  ---------------------
Total expenses                                     458,809      511,903
                                                  ---------------------
Net income                                        $220,366     $110,586
                                                  =====================
Net income allocated to general partners          $ 22,037     $ 11,059
                                                  =====================
Net income allocated to limited partners          $198,329     $ 99,527
                                                  =====================
Net income allocated to limited
  partners per limited partnership units
  outstanding                                     $   5.37     $   2.67
                                                  =====================
Limited partnership units outstanding               36,948       37,309
                                                  =====================

See accompanying notes.

                   Chrisken Partners Cash Income Fund L.P.
                       (A Delaware Limited Partnership)

                 Consolidated Statement of Partners' Capital

                      Three months ended March 31, 1998
                                 (Unaudited)




                                           PARTNERS' CAPITAL ACCOUNTS
                                    ---------------------------------------
                                     GENERAL         LIMITED
                                    PARTNERS         PARTNERS      TOTAL
                                    ---------------------------------------
Balance at January 1, 1998          $342,888       $11,672,144  $12,015,032
Distributions (A)                          -          (244,572)    (244,572)
Net income                            22,037           198,329      220,366
                                    ---------------------------------------
Balance at March 31, 1998           $364,925       $11,625,901  $11,990,826
                                    =======================================

(A)  Cash distributions paid per limited partnership unit were $6.62.

See accompanying notes.

                   Chrisken Partners Cash Income Fund L.P.
                       (A Delaware Limited Partnership)

                    Consolidated Statements of Cash Flows
                                 (Unaudited)




                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                           1998       1997
                                                         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $220,366   $110,586
Adjustments to reconcile net income to net cash flows
 provided by operating activities:
  Depreciation                                             50,297    132,355
  Net changes in operating assets and liabilities:
   Increase in accounts receivable                         (4,583)    (5,908)
    (Increase) decrease in other assets                    (7,588)    10,179
   Decrease in accounts payable and accrued
    expenses                                             (137,927)  (121,302)
   Increase in deferred income and prepaid rent             4,284     16,242
   Increase in tenants' security deposits                   3,155        132
                                                         -------------------
Net cash flows provided by operating activities           128,004    142,284

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                    (37,590)   (46,008)
                                                         -------------------
Cash flows used in investing activities                   (37,590)   (46,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                            (244,572)  (246,778)
                                                         -------------------
Cash flows used in financing activities                  (244,572)  (246,778)
                                                         -------------------
Net decrease in cash and cash equivalents                (154,158)  (150,502)
Cash and cash equivalents, beginning of period            594,370    650,259
                                                         -------------------
Cash and cash equivalents, end of period                 $440,212   $499,757
                                                         ===================

See accompanying notes.

                   Chrisken Partners Cash Income Fund L.P.
                       (A Delaware Limited Partnership)

                  Notes to Consolidated Financial Statements
                                 (Unaudited)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Chrisken Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.  CONTINGENCIES

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the property owned by Springdale Associates, Ltd. ("Springdale") regarding termination of the contract to sell the property. The buyer seeks specific performance by virtue of the property transfer from the terminated sales contract. In the opinion of management of the Partnership, such litigation and resultant effects will not have a material adverse effect on the Partnership's financial statements. The ultimate outcome of this matter cannot be determined and, accordingly, no provision for any loss that may result has been made in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Chrisken Partners Cash Income Fund L.P. ("CPCIF" or the "Partnership") is a Delaware limited partnership organized on May 4, 1987, with Chrisken Income Properties, Inc. ("Managing General Partner") and Chrisken Limited Partnership I as General Partners. Pursuant to a public offering (the "Offering"), CPCIF sold 37,732 limited partnership units. CPCIF has 99.99% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owns a 199-unit residential complex located in Waukesha, Wisconsin ("Springdale Apartments"), and Chicago I Self-Storage Limited Partnership owns a 155,997 square foot self-storage facility located in Chicago, Illinois ("Gold Coast Storage").

Liquidity and Capital Resources

      The Partnership had cash and cash equivalents of $440,212 and $594,370 as of March 31, 1998 and December 31, 1997, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accounts payable and distributions in excess of net cash provided by operating activities. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 1998 and December 31, 1997) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

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

Results of Operations

      Occupancy at the Springdale Apartments was 95% at March 31, 1998, 91% at December 31, 1997, and 88% at March 31, 1997. Rental revenue increased during the three months ended March 31, 1998 as compared to the same period one year earlier primarily due to a 40% reduction in vacancy loss and rent concessions. The General Partners believe that occupancy at Springdale Apartments will remain between 93 - 95% for the remainder of 1998.

      Occupancy at Gold Coast Storage was 93% at March 31, 1998, 90% at December 31, 1997, and 89% at March 31, 1997. Rental revenue increased 13% during the three months ended March 31, 1998 as compared to the same period one year earlier with rental rates increasing 6.5% and vacancy loss decreasing by approximately 29%. The General Partners believe that occupancy at Gold Coast will remain between 90 - 94% for the remainder of 1998.

      Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations. Management anticipates occupancy at both Properties to improve during 1998.

      Rental and other revenue of $379,173 for Springdale Apartments for the three months ended March 31, 1998 increased 7.9% from rental revenue of $351,308 for the three months ended March 31, 1997. The increase in rental revenue primarily resulted from a 40% reduction in vacancy loss and rent concessions in 1998. Rental and other revenue at Gold Coast Storage increased by approximately 10.5% from $261,088 for the three months ended March 31, 1997 to $288,576 for the three months ended March 31, 1998 due to an increase in rental rates of approximately 6.5% and a 29% reduction of vacancy loss partially offset by a reduction in sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the three months ended March 31, 1998 of $667,749 increased by 9% from the three months ended March 31, 1997 of $612,396 due to the factors detailed above affecting the Specified Properties.

      Expenses for the three months ended March 31, 1998, attributable to Springdale Apartments of $219,514 were approximately 20% lower than expenses for the three months ended March 31, 1997 of $276,010 due primarily to the elimination of depreciation expense partially offset by higher property operating and maintenance, general and administrative, and management fee expenses. In the latter part of 1997, Springdale Apartments was reclassified to "Assets Held for Sale" which resulted in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Property operating and maintenance expenses are higher due to increased janitorial costs, water and sewer, apartment painting and decorating and the recognition of appliance replacement costs as a current period expense, which normally would be treated as additions to investment in real estate but for the restrictions of doing so as set forth in Statement of Financial Accounting Standards No. 121, offset by reduced heating fuel and rubbish removal costs. Current period janitorial expenses are higher due to staffing shortages during the first quarter of 1997. Water and sewer expenses are higher due to improved current period occupancy levels as compared to the same period one year ago and understated fourth quarter 1997 accrual estimates. Heating fuel costs are lower due to mild temperatures during the current period and overstated fourth quarter 1997 accrual estimates. General and administrative expenses are higher for the quarter ended March 31, 1998 and compared to the same period one year earlier due to higher advertising, administrative salaries, employer costs, and legal fees partially offset by lower office administrative costs , real estate taxes, and bad debt expense. Administrative salaries are higher due to increased salary levels and full staffing during the current period as compared to the first quarter 1997. Employer costs are higher primarily due to overall higher wages and full staffing during the current period. Legal fees are currently being incurred as the result of the litigation as discussed below. Real estate tax expense is lower as the result of a legislative reduction of tax rates. Management fee expense is higher due to increased revenue.

      Overall expenses attributable to Gold Coast Storage for the three months ended March 31, 1998 of $199,031 are comparable to overall expenses for the three months ended March 31, 1997 of $199,144. Property operating and maintenance expenses are lower in 1998 as compared to the first quarter of 1997 due to lower janitorial/maintenance payroll, heating fuel, grounds maintenance, and structural repairs offset by increased water and sewer, elevator maintenance, and heating and ventilation systems repairs As is the case with the increased water and sewer costs, which was caused by a water leak, the fluctuations in property operating and maintenance expenses identified above are not significant and are the of result individual one-time occurrences. Depreciation expense is higher during the current period due to additions to investment in real estate during 1997. In aggregate, general and administrative expenses during 1998 are comparable to 1997 with slight increases in advertising and bad debt expenses offset by lower property insurance and professional fees. Management fees are higher due to increased revenue.

      Overall expenses incurred by the Specified Properties for the three months ended March 31, 1998 of $418,545 decreased by approximately 11.9% from the three months ended March 31, 1997 of $475,154 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that, in aggregate, expenses in 1998 will be similar to those experienced in 1997.

      Net income for the three months ended March 31, 1998 of $159,659 from Springdale Apartments increased significantly from the three months ended March 31, 1997 of $75,298 due primarily to increased rental revenue, the elimination of depreciation expense offset by increased property operating and maintenance, general and administrative expenses, and management fees. Net income for the three months ended March 31, 1998 of $89,545 from Gold Coast Storage increased 44.6% as compared to net income for the three months ended March 31, 1997 of $61,944 due to increased rental revenue and reduced property operating and maintenance expenses offset by higher depreciation and general and administrative expenses, and management fees.

      Interest income earned by the Partnership for the three months ended March 31, 1998 of $11,426 increased by approximately 13.2% from the three months ended one year earlier of $10,093. Administrative expenses incurred by the Partnership for the three months ended March 31, 1998 of $40,264 increased by approximately 9.6% from the three months ended one year earlier of $36,749 as the result of increased accounting and tax service fees.

      Overall net income for the three months ended March 31, 1998 of $220,366 increased significantly from the three months ended March 31, 1997 of $110,586 due to increased rental revenue at the Specified Properties and decreased expenses at the Springdale Apartments.

      Net cash flows provided by operations for the three months ended March 31, 1998 was $128,004 compared to net cash flows provided by operations of $142,284 for the three months ended March 31, 1997. The change was primarily the result of increased net income during the three months ended March 31, 1998 as compared to the period ended March 31, 1997, an increase in tenants' security liabilities and an increase in deferred income and prepaid rent offset by a decrease in accounts payable and accrued expenses, an increase in accounts receivable, and an increase in other assets. Additions to investment in real estate at the Specified Properties decreased to $37,590 for the three months ended March, 31, 1998 compared to $46,008 for the same period one year ago. Additions to investment in real estate during 1998 at Gold Coast Storage during the first quarter of 1998 included the addition of signage and heating and ventilating system improvements. Distributions to Limited Partners during the three months ended March 31, 1998 totaled $244,572 compared to distributions of $246,778 during the three months ended March 31, 1997. The General Partners anticipate that distributions to Limited Partners will remain at the current level throughout 1998, provided that revenues and expenses also remain stable during the remainder of the year.

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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


ITEM 1.     LEGAL PROCEEDINGS.

        In October 1997, four affiliated limited partnerships, including the Partnership, executed a non-binding letter of intent pursuant to which they were exploring a possible sale of their properties to Vinings Investment Properties, L.P. ("Vinings"). The letter of intent was allowed to expire. On December 5, 1997, the Partnership and 15 other affiliated limited partnerships (collectively with the Partnership, the "ChrisKen Partnerships") executed a second, non-binding letter of intent (the "LOI") pursuant to which the ChrisKen Partnerships were exploring a possible sale of their properties to Vinings. A separate purchase price was proposed for each property, with the aggregate proposed purchase price to be $87,770,000, payable in a combination of cash and units of limited partnership interest to be issued by Vinings ("Vinings Units"), with the balance to paid through Vinings' assumption or repayment of all outstanding mortgage indebtedness and costs relating thereto. The Vinings Units were to be issued to electing limited partners in certain of the ChrisKen Partnerships who were accredited investors (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). The Vinings Units were convertible, upon satisfaction of certain conditions, into shares of common stock of the Vinings general partner, Vinings Investment Trust (the "Vinings REIT"). Shares of the Vinings REIT trade on the NASDAQ Small Cap market. The quarterly report on Form 10-Q file by the Vinings REIT as of and for the quarter ended September 30, 1997 (the last available public filing), stated that there were 1,080,512 shares outstanding, with reported high and low bid and asked prices of $4.25 and $4.25.

        In the LOI, Vinings conditioned its proposed purchase of the Property on approval by the limited partners, of the sale, to Vinings, of properties owned by certain of the other ChrisKen Partnerships as well as completion of due diligence regarding operations and conditions of the properties, approval of the sale transaction by the Vinings REIT's board of directors, securing financing to complete the transaction and, if Vinings could not complete the transaction on or before February 23, 1998, approval by the Vinings REIT's shareholders, which could have extended the closing to August 1998 or later. Additionally, as Vinings owned only two properties, a condition of the transaction requested by the General Partners and required by the financing source last proposed by Vinings, was that CREMCO be merged into Vinings, either directly or through a merger with the existing property manager for Vinings, to ensure continuity and depth of property management on a going forward basis. Because the time frame for completion and certain of the other conditions imposed by Vinings were unattractive, the ChrisKen Partnerships requested additional protections, including the right to solicit other potential purchasers if Vinings were unable to close by March 31, 1998. After Vinings rejected those protections and declined to discuss the terms on which the merger would occur or meet with the Partnerships' lenders, all ChrisKen Partnerships ceased negotiations on or about January 25, 1998.

        On January 30, 1998, after being threatened with litigation over the proposed sale of the properties, the Partnerships filed an action (Springdale Associates, Ltd. et. al. v. Vinings Investment Properties, L.P., Case No. 98 CH 1193, pending in the Circuit Court of Cook County) seeking a declaratory judgment that there is no binding or enforceable contract with the Vinings. Vinings has counterclaimed, alleging, inter alia, that there was an enforceable contract.

        On February 3, 1998, Vinings filed a complaint (Vinings Investment Properties, L.P. v. Kennedy et. al., Case No. 98 CH 1421, pending in the Circuit Court of Cook County) seeking specific performance, and other relief, arising out of a claim by Vinings that it allegedly entered into an enforceable and binding contract to purchase the properties owned by the ChrisKen Partnership. The ChrisKen Partnerships deny that there is any binding and enforceable contract with Vinings, and deny that Vinings has any right to purchase the real estate and property of any of the Partnerships. A motion to dismiss the Complaint has been filed on behalf of the ChrisKen Partnerships, the General Partners and CREMCO. Counsel to the ChrisKen Partnerships has only just begun its investigation and is presently unable to determine whether an outcome unfavorable to the Company is probable or remote.

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

      Items 2 through 5 are omitted because of the absence of conditions under which they are required.

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


                     Chrisken Partners Cash Income Fund L.P.
                                  (Registrant)


                                    By: Chrisken Income Properties
                                        Inc., Managing General
                                        Partner


Date: May 13, 1998                  By: /s/ John F. Kennedy
                                        ----------------------------
                                        John F. Kennedy
                                        Director and President