Form 10QSB/A
period 1998-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1998-05-28
CIK 815278

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               Amendment No. 1
                                FORM 10-QSB/A


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


Yes  X   No ___

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                        Page
PART I            Financial Information

      Item 1.     Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheet at
                  March 31, 1998                                         2

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  March 31, 1998 and 1997                                3

                  Consolidated Statement of Partners'
                  Capital for the Three Months Ended
                  March 31, 1998                                         4

                  Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 1998
                  and 1997                                               5

                  Notes to Consolidated Financial Statements             6

      Item 2.     Management's Discussion and Analysis or
                  Plan of Operation                                      7

PART II.          Other Information

      Item 1.     Legal Proceedings                                     10

      Item 2.     Changes in Securities                                 10

      Item 3.     Defaults Upon Senior Securities                       10

      Item 4.     Submissions of Matters to a Vote of
                  Security Holders                                      10

      Item 5.     Other Information                                     10

      Item 6.     Exhibits and Reports on Form 8-K                      10

SIGNATURE                                                               12

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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


ITEM 1.     LEGAL PROCEEDINGS.

        In October 1997, four affiliated limited partnerships, including the Partnership, executed a non-binding letter of intent pursuant to which they were exploring a possible sale of their properties to Vinings Investment Properties, L.P. ("Vinings"). The letter of intent was allowed to expire, although the confidentiality provision remains in effect. On December 5, 1997, the Partnership and 15 other affiliated limited partnerships (collectively with the Partnership, the "ChrisKen Partnerships") executed a second, non-binding letter of intent (the "LOI") pursuant to which the ChrisKen Partnerships were exploring a possible sale of their properties to Vinings. A separate purchase price was proposed for each property, with the aggregate proposed purchase price to be $87,770,000, payable in a combination of cash and units of limited partnership interest to be issued by Vinings ("Vinings Units"), with the balance to paid through Vinings' assumption or repayment of all outstanding mortgage indebtedness and costs relating thereto. The Vinings Units were to be issued to electing limited partners in certain of the ChrisKen Partnerships who were accredited investors (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). The Vinings Units were convertible, upon satisfaction of certain conditions, into shares of common stock of the Vinings general partner, Vinings Investment Trust (the "Vinings REIT"). Shares of the Vinings REIT trade on the NASDAQ Small Cap market. The quarterly report on Form 10-Q file by the Vinings REIT as of and for the quarter ended September 30, 1997 (the last available public filing), stated that there were 1,080,512 shares outstanding, with reported high and low bid and asked prices of $4.25 and $4.25.

        In the LOI, Vinings conditioned its proposed purchase of the Springdale Apartments on approval by the limited partners, of the sale, to Vinings, of properties owned by certain of the other ChrisKen Partnerships as well as completion of due diligence regarding operations and conditions of the properties, approval of the sale transaction by the Vinings REIT's board of directors, securing financing to complete the transaction and, if Vinings could not complete the transaction on or before February 23, 1998, approval by the Vinings REIT's shareholders, which could have extended the closing to August 1998 or later. Additionally, as Vinings owned only two properties, a condition of the transaction requested by the General Partners and required by the financing source last proposed by Vinings, was that ChrisKen Real Estate Management Company, Inc. (CREMCO) be merged into Vinings, either directly or through a merger with the existing property manager for Vinings, to ensure continuity and depth of property management on a going forward basis. Because the time frame for completion and certain of the other conditions imposed by Vinings were unattractive, the ChrisKen Partnerships requested additional protections, including the right to solicit other potential purchasers if Vinings were unable to close by March 31, 1998. After Vinings rejected those protections and declined to discuss the terms on which the merger would occur or meet with the ChrisKen Partnerships' lenders, all ChrisKen Partnerships ceased negotiations on or about January 25, 1998.

        On January 30, 1998, after being threatened with litigation over the proposed sale of the properties, the ChrisKen Partnerships filed an action (Springdale Associates, Ltd. et. al. v. Vinings Investment Properties, L.P., Case No. 98 CH 1193, pending in the Circuit Court of Cook County) seeking a declaratory judgment that there is no binding or enforceable contract with the Vinings. Vinings has counterclaimed, alleging, inter alia, that there was an enforceable contract.

        On February 3, 1998, Vinings filed a complaint (Vinings Investment Properties, L.P. v. Kennedy et. al., Case No. 98 CH 1421, pending in the Circuit Court of Cook County) seeking specific performance, and other relief, arising out of a claim by Vinings that it allegedly entered into an enforceable and binding contract to purchase the properties owned by the ChrisKen Partnerships. The ChrisKen Partnerships deny that there is any binding and enforceable contract with Vinings, and deny that Vinings has any right to purchase the real estate and property of any of the ChrisKen Partnerships. A motion to dismiss the Complaint has been filed on behalf of the ChrisKen Partnerships, the General Partners and CREMCO. Counsel to the ChrisKen Partnerships has only just begun its investigation and is presently unable to determine whether an outcome unfavorable to the Company is probable or remote.

        On March 27, 1998, the general partners of the ChrisKen Partnerships, in their representative capacities as general partners of the ChrisKen Partnerships, brought an action (ChrisKen Income Properties, Inc. II et. al. v. Vinings Investment Properties Trust, Peter D. Anzo, Stephanie A. Reed et. al., Civil Action No. 1 98-CV-0934, pending in the United States District Court for the Northern District of Georgia) seeking injunctive and other relief for an alleged breach of the confidentiality agreement between the parties and other misconduct, including misrepresentation of availability of financing and intent with respect to providing property management expertise.


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


                     Chrisken Partners Cash Income Fund L.P.
                                  (Registrant)


                                    By: Chrisken Income Properties
                                        Inc., Managing General
                                        Partner


Date: May 22, 1998                  By: /s/ John F. Kennedy
                                        ----------------------------
                                        John F. Kennedy
                                        Director and President