Form 10QSB
period 1998-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1998-08-13
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              --------------------   ------------------------


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


           Delaware                                      36-3521124
-------------------------------                   ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


345 North Canal Street, Chicago, Illinois                  60606
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


Yes    X     No
   -------     -------

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I                     Financial Information

         Item 1.           Consolidated Financial Statements (Unaudited)

                           Consolidated Balance Sheet at
                           June 30, 1998                                                2

                           Consolidated Statements of Operations
                           for the Six Months Ended
                           June 30, 1998 and 1997                                       3

                           Consolidated Statement of Partners'
                           Capital for the Six Months Ended
                           June 30, 1998                                                4

                           Consolidated Statements of Cash Flows for
                           the Six Months Ended June 30, 1998
                           and 1997                                                     5

                           Notes to Consolidated Financial Statements                   6

         Item 2.           Management's Discussion and Analysis or
                           Plan of Operation                                            7

PART II.                   Other Information

         Item 1.           Legal Proceedings                                            11

         Item 2.           Changes in Securities                                        11

         Item 3.           Defaults Upon Senior Securities                              11

         Item 4.           Submissions of Matters to a Vote of
                           Security Holders                                             11

         Item 5.           Other Information                                            11

         Item 6.           Exhibits and Reports on Form 8-K                             11

SIGNATURE                                                                               13

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                  June 30, 1998
                                   (Unaudited)

 ASSETS
 Cash and cash equivalents                                                               $       531,745
 Restricted cash                                                                                 377,320
 Accounts receivable                                                                              28,472
 Prepaid expenses                                                                                    627
                                                                                         ---------------
                                                                                                 938,164
 Investment in real estate, at cost:
    Land                                                                                         636,709
    Buildings and improvements                                                                 5,853,210
    Personal property                                                                            108,723
                                                                                         ---------------
                                                                                               6,598,642
    Accumulated depreciation                                                                  (1,755,581)
                                                                                         ---------------
                                                                                               4,843,061
 Assets held for sale                                                                          6,664,000
                                                                                         ---------------
 Total assets                                                                            $    12,445,225
                                                                                         ===============

 LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable                                                                        $        79,602
 Tenants' security deposits                                                                       78,903
 Deferred income and prepaid rent                                                                 94,048
 Accrued real estate taxes                                                                       211,740
                                                                                         ---------------
 Total liabilities                                                                               464,293

 Partners' capital, 36,948 limited partnership units issued and outstanding
                                                                                              11,980,932
                                                                                         ---------------
 Total liabilities and partners' capital                                                 $    12,445,225
                                                                                         ===============

See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30                             JUNE 30
                                                             1998              1997              1998              1997
                                                         ----------------------------------------------------------------
 REVENUE
 Rental                                                  $  644,761        $  617,183        $1,280,814        $1,192,447
 Interest                                                    10,545            10,077            21,971            20,170
 Other                                                       46,217            41,013            77,913            78,145
                                                         ----------------------------------------------------------------
 Total revenue                                              701,523           668,273         1,380,698         1,290,762

 EXPENSES
 Property operations                                        136,993           118,798           292,748           269,122
 Depreciation                                                50,297           132,356           100,594           264,711
 General and administrative                                 246,393           170,632           463,740           366,251
 Management fees - Affiliate                                 38,836            36,274            74,246            69,879
                                                         ----------------------------------------------------------------
 Total expenses                                             472,519           458,060           931,328           969,963
                                                         ----------------------------------------------------------------
 Net income                                              $  229,004        $  210,213        $  449,370        $  320,799
                                                         ================================================================
 Net income allocated to general partners                $   22,900        $   21,021        $   44,937        $   32,080
                                                         ================================================================
 Net income allocated to limited partners                $  206,104        $  189,192        $  404,433        $  288,719
                                                         ================================================================
 Net income  allocated  to limited  partners per
    limited partnership unit outstanding                 $     5.58        $     5.07        $    10.95        $     7.74
                                                         ================================================================
 Limited partnership units outstanding                       36,948            37,309            36,948            37,309
                                                         ================================================================

See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Consolidated Statement of Partners' Capital

                         Six months ended June 30, 1998
                                   (Unaudited)

                                                               PARTNERS' CAPITAL ACCOUNTS
                                            --------------------------------------------------------------
                                                 GENERAL                LIMITED
                                                PARTNERS                PARTNERS               TOTAL
                                            --------------------------------------------------------------
 Balance at January 1, 1998                 $       342,888        $    11,672,144         $    12,015,032
 Distributions (A)                                       --               (483,470)               (483,470)
 Net income                                          44,937                404,433                 449,370
                                            --------------------------------------------------------------
 Balance at June 30, 1998                   $       387,825        $    11,593,107         $    11,980,932
                                            ==============================================================

(A) Summary of 1998 quarterly cash distributions paid per limited partnership unit:

First quarter                                        $6.62
Second quarter                                       $6.47


See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                     1998                   1997
                                                                               ---------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                    $       449,370         $       320,799
 Adjustments to reconcile net income to net cash flows provided by operating activities:
      Depreciation                                                                     100,594                 264,710
      Net changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                                       8,927                  (9,491)
          Decrease in other assets                                                      21,512                  21,272
        Decrease in accounts payable and accrued expenses
                                                                                      (130,330)               (118,312)
        Increase in deferred income and prepaid rent                                     6,631                  33,271
        Increase in tenants' security deposits                                           2,753                   2,678
                                                                               ---------------------------------------
 Net cash flows provided by operating activities                                       459,457                 514,927

 CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to investment in real estate                                                (38,612)                (84,355)
                                                                               ---------------------------------------
 Cash flows used in investing activities                                               (38,612)                (84,355)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Redeemed limited partnership units at cost                                                                    (86,606)
 Distributions                                                                        (483,470)               (488,193)
                                                                               ---------------------------------------
 Cash flows used in financing activities                                              (483,470)               (574,799)
                                                                               ---------------------------------------
 Net decrease in cash and cash equivalents                                             (62,625)               (144,227)
 Cash and cash equivalents, beginning of period                                        594,370                 650,259
                                                                               ---------------------------------------
 Cash and cash equivalents, end of period                                      $       531,745         $       506,032
                                                                               =======================================

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

2.  LITIGATION

In February 1998, a lawsuit was filed against the Partnership and affiliated entities by a prospective buyer of a certain properties owned by the Partnership and affiliated entities. The buyer sought specific performance by virtue of the transfer of properties under the provisions of terminated sales negotiations. The lawsuit was dismissed pursuant to a settlement agreement which provided for a payment of $500,000 to the prospective buyer of the properties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Chrisken Partners Cash Income Fund L.P. ("CPCIF" or the "Partnership") is a Delaware limited partnership organized on May 4, 1987, with Chrisken Income Properties, Inc. ("Managing General Partner") and Chrisken Limited Partnership I as General Partners. Pursuant to a public offering (the "Offering"), CPCIF sold 37,732 limited partnership units. CPCIF has 99.99% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owns a 199-unit residential complex located in Waukesha, Wisconsin ("Springdale Apartments"), and Chicago I Self- Storage Limited Partnership owns a 155,997 square foot self-storage facility located in Chicago, Illinois ("Gold Coast Storage").

Liquidity and Capital Resources

         The Partnership had cash and cash equivalents of $531,745 and $594,370 as of June 30, 1998 and December 31, 1997, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accounts payable and distributions in excess of net cash provided by operating activities. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 1998 and December 31, 1997) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

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

Results of Operations

         Occupancy at the Springdale Apartments was 95% at June 30, 1998, 91% at December 31, 1997, and 93% at June 30, 1997. Rental revenue increased during the six months ended June 30, 1998 as compared to the same period one year earlier primarily due to a 34% reduction in vacancy loss and rent concessions partially offset by increased employee units. The General Partners believe that occupancy at Springdale Apartments will remain between 93 - 95% for the remainder of 1998.

         Occupancy at Gold Coast Storage was 90% at June 30, 1998, 90% at December 31, 1997, and 92% at June 30, 1997. Rental revenue increased 11% during the six months ended June 30, 1998 as compared to the same period one year earlier with rental rates increasing 7.2% and vacancy loss decreasing by approximately 20%. The General Partners believe that occupancy at Gold Coast will remain between 90 - 94% for the remainder of 1998.

         Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations.
Management anticipates occupancy at both Properties to improve during 1998.

         Rental and other revenue of $764,378 for Springdale Apartments for the six months ended June 30, 1998 increased 4% from rental revenue of $735,130 for the six months ended June 30, 1997. The increase in rental revenue primarily resulted from a 34% reduction in vacancy loss and rent concessions partially offset by increased employee units in 1998. Rental and other revenue at Gold Coast Storage increased by approximately 11% from $535,462 for the six months ended June 30, 1997 to $594,349 for the six months ended June 30, 1998 due to an increase in rental rates of approximately 7.2% and a 20% reduction of vacancy loss. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the six months ended June 30, 1998 of $1,358,727 increased by 7% from the six months ended June 30, 1997 from $1,270,592 due to the factors detailed above affecting the Specified Properties.

         Expenses for the six months ended June 30, 1998, attributable to Springdale Apartments of $466,941 were approximately 14.4% lower than expenses for the six months ended June 30, 1997 of $545,701 due primarily to the elimination of depreciation expense partially offset by higher property operating and maintenance, and general and administrative expenses. In the latter part of 1997, Springdale Apartments was reclassified to "Assets Held for Sale" which resulted in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Property operating and maintenance expenses are higher due to increased janitorial costs, water and sewer, and the recognition of appliance replacement and other similar costs as a current period expense, which normally would be treated as additions to investment in real estate but for the restrictions of doing so as set forth in Statement of Financial Accounting Standards No. 121, offset by reduced heating fuel and rubbish removal, grounds maintenance, and general repair costs. Current period janitorial expenses are higher due to staffing shortages during the first half of 1997. Water and sewer expenses are higher due to improved current period occupancy levels as compared to the same period one year ago and understated fourth quarter 1997 accrual estimates. Heating fuel costs are lower due to mild temperatures during the early winter months of 1998 and overstated fourth quarter 1997 accrual estimates. General and administrative expenses are higher for the six months ended June 30, 1998 as compared to the same period one year earlier due to higher advertising, administrative salaries, bad debt expenses, employer costs, and property disposition and legal fees partially offset by lower office administrative costs and real estate taxes. Administrative salaries are higher due to increased salary levels and full staffing during the current period as compared to 1997. Employer costs are higher primarily due to overall higher wages and full staffing during the current period. One-time, nonrecurring property disposition costs and legal fees are currently being recognized as the result of the property disposition and litigation discussed below. Real estate tax expense is lower as the result of a legislative reduction of tax rates.

         Expenses attributable to Gold Coast Storage for the six months ended June 30, 1998 of $423,512 are 13% higher compared to expenses for the six months ended June 30, 1997 of $374,912. Property operating and maintenance expenses are higher in 1998 as compared to the first six months of 1997 due to increased water and sewer, elevator maintenance, and heating and ventilation system and structural repairs offset by lower janitorial/maintenance payroll, heating fuel and electricity costs, and grounds maintenance. As is the case with the increased water and sewer costs, which was caused by a water leak, the fluctuations in property operating and maintenance expenses identified above are not significant and are the of result individual one-time occurrences. Depreciation expense is higher during the current period due to additions to investment in real estate during 1997. General and administrative expenses during the first six months of 1998 are 19% higher compared to 1997 due to increased advertising costs, administrative salaries, administrative expenses, bad debt expenses, and real estate taxes, partially offset by reduced property insurance expense. Advertising costs are higher because six third party contract advertiser payments were made during the current six month period while only five such payments were made during the six month period ended June 30, 1997. Administrative salaries are higher because current period staff vacancies were filled by using temporary agency personnel due to shortages of qualified personnel in the open market. Use of temporary agencies is more expensive than conventional employee costs because agency personnel rates include agency overhead and profit margin. Bad debt expense is higher in part due to higher rental rates and occupancy rates, both of which contribute to higher delinquency values, and due to a greater than normal number of accounts which have become uncollectible. Real estate tax expense for the six months ended June 30, 1997 reflected a refund of prior year taxes while the current period does not reflect a similar refund. Management fees are higher due to increased revenue.

         Overall expenses incurred by the Specified Properties for the six months ended June 30, 1998 of $890,453 decreased approximately 3.3% from the six months ended June 30, 1997 of $920,613 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that, in aggregate, expenses in 1998 will be similar to those experienced in 1997.

         Net income for the six months ended June 30, 1998 of $297,437 from Springdale Apartments increased significantly from the six months ended June 30, 1997 of $189,430 due primarily to increased rental revenue, the elimination of depreciation expense offset by increased property operating and maintenance, and general and administrative expenses. Net income for the six months ended June 30, 1998 of $170,837 from Gold Coast Storage increased 6.4% as compared to net income for the six months ended June 30, 1997 of $160,550 due to increased rental revenue offset by higher property operating and maintenance, depreciation, and general and administrative expenses, and management fees.

         Interest income earned by the Partnership for the six months ended June 30, 1998 of $21,971 increased slightly from the six months ended one year earlier of $20,170. Administrative expenses incurred by the Partnership for the six months ended June 30, 1998 of $40,875 are lower as compared to one year earlier expenses of $49,350 primarily due to a timing difference in the payment of accounting and tax service fees.

         Overall net income for the six months ended June 30, 1998 of $449,370 increased significantly from the six months ended June 30, 1997 of $320,799 due to increased rental revenue at the Specified Properties and decreased expenses at the Springdale Apartments partially offset by increased expenses at Gold Coast.

         Net cash flows provided by operations for the six months ended June 30, 1998 was $459,457 compared to net cash flows provided by operations of $514,927 for the six months ended June 30, 1997. The change was primarily the result of a decrease in accounts payable and accrued expenses, the suspension of the recognition of depreciation expense as discussed above, and an increase in deferred income and prepaid rent offset by increased net income during the six months ended June 30, 1998 as compared to the period ended June 30, 1997, and a decrease in accounts receivable. Additions to investment in real estate at the Specified Properties decreased to $38,612 for the six months ended June 30, 1998 compared to $84,355 for the same period one year ago. Additions to investment in real estate during 1998 at Gold Coast Storage during the first six months of 1998 included the addition of signage and heating and ventilating system improvements. As discussed above, Statement of Financial Accounting Standards No. 121 requires that all expenditures be immediately expensed, therefore there were no additions to investment in real estate during 1998 at Springdale Apartments. Distributions to Limited Partners during the six months ended June 30, 1998 totaled $483,470 compared to distributions of $488,193 during the six months ended June 30, 1997. The General Partners anticipate that distributions to Limited Partners will remain at the current level throughout 1998, provided that revenues and expenses also remain stable during the remainder of the year.

         The Partnership's internal operations use a significant number of computer software programs and operating systems. To the extent that these software applications contain code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or possibly even replacement of such source code or applications will be necessary. The Partnership is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Partnership's ongoing efforts to upgrade and maintain critical business systems as necessary, it is currently not anticipated that the "Year 2000" issue or related costs will have a material adverse effect on the Partnership's business, financial condition, and results of operations. However, the Partnership is still analyzing its software applications and those utilized by key suppliers and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software and potential systems interruptions would not have a material adverse effect on the Partnership's business, financial condition, and results of operation.

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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


ITEM 1.       LEGAL PROCEEDINGS.

         In October 1997, four affiliated limited partnerships, including the Partnership, executed a non-binding letter of intent pursuant to which they were exploring a possible sale of their properties to Vinings Investment Properties, L.P. ("Vinings"). The letter of intent was allowed to expire, although the confidentially provision remained in effect. On December 5, 1997, the Partnership and 15 other affiliated limited partnerships (collectively with the Partnership, the "ChrisKen Partnerships") executed a second, non-binding letter of intent (the "LOI") pursuant to which the ChrisKen Partnerships were exploring a possible sale of their properties to Vinings. A separate purchase price was proposed for each property, with the aggregate proposed purchase price to be $87,770,000, payable in a combination of cash and units of limited partnership interest to be issued by Vinings ("Vinings Units"), with the balance to paid through Vinings' assumption or repayment of all outstanding mortgage indebtedness and costs relating thereto. The Vinings Units were to be issued to electing limited partners in certain of the ChrisKen Partnerships who were accredited investors (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). The Vinings Units were convertible, upon satisfaction of certain conditions, into shares of common stock of the Vinings general partner, Vinings Investment Trust (the "Vinings REIT"). Shares of the Vinings REIT traded on the NASDAQ Small Cap market. The quarterly report on Form 10-Q filed by the Vinings REIT as of and for the quarter ended September 30, 1997 (the last available public filing), stated that there were 1,080,512 shares outstanding, with reported high and low bid and asked prices of $4.25 and $4.25.

         In the LOI, Vinings conditioned its proposed purchase of Springdale Apartments on approval by the limited partners, of the sale, to Vinings, of properties owned by certain of the other ChrisKen Partnerships as well as completion of due diligence regarding operations and conditions of the properties, approval of the sale transaction by the Vinings REIT's board of directors, securing financing to complete the transaction and, if Vinings could not complete the transaction on or before February 23, 1998, approval by the Vinings REIT's shareholders, which could have extended the closing to August 1998 or later. Additionally, as Vinings owned only two properties, a condition of the transaction requested by the General Partners and required by the financing source last proposed by Vinings, was that ChrisKen Real Estate Management Company, Inc. (CREMCO) be merged into Vinings, either directly or through a merger with the existing property manager for Vinings, to ensure continuity and depth of property management on a going forward basis. Because the time frame for completion and certain of the other conditions imposed by Vinings were unattractive, the ChrisKen Partnerships requested additional protections, including the right to solicit other potential purchasers if Vinings were unable to close by June 30, 1998. After Vinings rejected those protections and declined to discuss the terms on which the merger would occur or meet with the ChrisKen Partnerships' lenders, all ChrisKen Partnerships ceased negotiations on or about January 25, 1998.

         On January 30, 1998, after being threatened with litigation over the proposed sale of the properties, the ChrisKen Partnerships filed an action (Springdale Associates, Ltd. et. al. v. Vinings Investment Properties, L.P., Case No. 98 CH 1193, pending in the Circuit Court of Cook County) seeking a declaratory judgment that there was no binding or enforceable contract with the Vinings. Vinings counterclaimed, alleging, inter alia, that there was an enforceable contract.

         On February 3, 1998, Vinings filed a complaint (Vinings Investment Properties, L.P. v. Kennedy et. al., Case No. 98 CH 1421, pending in the Circuit Court of Cook County) seeking specific performance, and other relief, arising out of a claim by Vinings that it allegedly entered into an enforceable and binding contract to purchase the properties owned by the ChrisKen Partnerships. The ChrisKen Partnerships denied that there was any binding and enforceable contract with Vinings, and denied that Vinings had any right to purchase the real estate and property of any of the ChrisKen Partnerships. A motion to dismiss the Complaint had been filed on behalf of the ChrisKen Partnerships, the General Partners and CREMCO.

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

         All of the litigation was dismissed with prejudice pursuant to a Settlement Agreement and Mutual Release which provided in relevant part: (1) the dismissal with prejudice and without cost to each of the three cases described above; (2) mutual releases of any and all claims relating to the matters, transactions, act or events identified in or related to the three cases; and (3) payment to Vinings of Five Hundred Thousand and 00/100 Dollars ($500,000.00) in exchange for the delivery by Vinings to the ChrisKen Partnerships of all due diligence materials obtained by Vinings in connection with the proposed acquisition of the properties owned by the ChrisKen Partnerships, including but not limited to: environmental audits; engineering reports, appraisals, marketing and demographic studies; comparative rental properties; on-site inspections; personalty schedules; financial analyses; title reports and documentation evidencing exceptions; licenses and certificates; state and local tax analyses; deferred maintenance cost estimates and reserves; property specific plans and specifications; forecasts and projections; lists of limited partners' names and addresses; together with such other and additional due diligence material provided by in-house and third party vendors.

         Items 2 through 5 are omitted because of the absence of conditions under which they are required.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibit 27 Financial Data Schedule.

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


                              ChrisKen Partners Cash Income Fund L.P.
                              ---------------------------------------
                                           (Registrant)


                                           By: ChrisKen Income Properties
                                               Inc., Managing General Partner


Date: August 11, 1998                      By: /s/John F. Kennedy
                                               -------------------------------
                                           John F. Kennedy
                                           Director and President