Form 10QSB
period 1998-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1998-11-13
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ----------------------  -------------------------


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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                            Page
                                                                            ----
PART I                Financial Information
                      ---------------------

         Item 1.      Consolidated Financial Statements (Unaudited)

                      Consolidated Balance Sheet at
                      September 30, 1998                                     2

                      Consolidated Statements of Operations
                      for the Nine Months Ended
                      September 30, 1998 and 1997                            3

                      Consolidated Statement of Partners'
                      Capital for the Nine Months Ended
                      September 30, 1998                                     4

                      Consolidated Statements of Cash Flows for
                      the Nine Months Ended September 30, 1998
                      and 1997                                               5

                      Notes to Consolidated Financial Statements             6

         Item 2.      Management's Discussion and Analysis or
                      Plan of Operation                                      7

PART II.              Other Information

         Item 1.      Legal Proceedings                                      11

         Item 2.      Changes in Securities                                  11

         Item 3.      Defaults Upon Senior Securities                        11

         Item 4.      Submissions of Matters to a Vote of
                      Security Holders                                       11

         Item 5.      Other Information                                      11

         Item 6.      Exhibits and Reports on Form 8-K                       11

SIGNATURE                                                                    12


                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                               September 30, 1998
                                   (Unaudited)



ASSETS
Cash and cash equivalents                       $    669,001
Restricted cash                                      377,320
Accounts receivable                                   31,003
Prepaid expenses                                       3,770
                                                ------------
                                                   1,081,094
Investment in real estate, at cost:
   Land                                              636,709
   Buildings and improvements                      5,853,210
   Personal property                                 108,723
                                                ------------
                                                   6,598,642
   Accumulated depreciation                       (1,805,878)
                                                ------------
                                                   4,792,764
Assets held for sale                               6,664,000
                                                ------------
Total assets                                    $ 12,537,858
                                                ============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                $     56,325
Tenants' security deposits                            86,819
Deferred income and prepaid rent                      89,161
Accrued real estate taxes                            283,135
                                                ------------
Total liabilities                                    515,440

Partners' capital, 36,948 limited partnership
  units issued and outstanding
                                                  12,022,418
                                                ------------
Total liabilities and partners' capital         $ 12,537,858
                                                ============

See accompanying notes

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30          SEPTEMBER 30
                                                       1998        1997        1998          1997
                                                  -------------------------------------------------
REVENUE
Rental                                            $  661,165   $  643,010   $1,941,979   $1,835,457
Interest                                              10,476       10,607       32,447       30,777
Other                                                 48,968       40,147      126,881      118,292
                                                  -------------------------------------------------
Total revenue                                        720,609      693,764    2,101,307    1,984,526

EXPENSES
Property operations                                  134,544      143,453      427,292      412,575
Depreciation                                          50,297      132,353      150,891      397,064
General and administrative                           218,322      182,446      682,062      548,697
Management fees - Affiliate                           34,221       35,450      108,467      105,329
                                                  -------------------------------------------------
Total expenses                                       437,384      493,702    1,368,712    1,463,665
                                                  -------------------------------------------------
Net income                                        $  283,225   $  200,062   $  732,595   $  520,861
                                                  =================================================

Net income allocated to general partners          $   28,323   $   20,006   $  73,260    $   52,086
                                                  =================================================

Net income allocated to limited partners          $  254,902   $  180,056   $ 659,335    $  468,775
                                                  =================================================
Net income allocated to limited partners per
   limited partnership unit outstanding           $     6.90   $     4.87   $   17.85    $    12.61
                                                  =================================================
Limited partnership units outstanding                 36,948       36,948       36,948       36,948
                                                  =================================================



See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Consolidated Statement of Partners' Capital

                      Nine months ended September 30, 1998
                                   (Unaudited)


                                         PARTNERS' CAPITAL ACCOUNTS
                                -------------------------------------------
                                   GENERAL         LIMITED
                                   PARTNERS        PARTNERS         TOTAL
                                -------------------------------------------
Balance at January 1, 1998      $    342,888   $ 11,672,144    $ 12,015,032
Distributions (A)                       --         (725,209)       (725,209)
Net income                            73,260        659,335         732,595
                                -------------------------------------------
Balance at September 30, 1998   $    416,148   $ 11,606,270    $ 12,022,418
                                ===========================================


(A) Summary of 1998 quarterly cash distributions paid per limited partnership unit:

First quarter         $6.62
Second quarter        $6.47
Third quarter         $6.54

See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                       1998         1997
                                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $ 732,595    $ 520,861
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                     150,891      397,064
     Net changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                       6,396      (27,520)
       Decrease in other assets                                        18,369        1,481
       Decrease in accounts payable and accrued expenses
                                                                      (82,212)    (135,741)
       Increase in deferred income and prepaid rent                     1,744       25,107
       Increase in tenants' security deposits                          10,669        2,470
                                                                    ---------    ---------
Net cash flows provided by operating activities                       838,452      783,722

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                (38,612)    (101,009)
                                                                    ---------    ---------
Cash flows used in investing activities                               (38,612)    (101,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Redeemed limited partnership units at cost                               --        (86,606)
Distributions                                                        (725,209)    (732,293)
                                                                    ---------    ---------
Cash flows used in financing activities                              (725,209)    (818,899)
                                                                    ---------    ---------
Net increase (decrease) in cash and cash equivalents                   74,631     (136,186)
Cash and cash equivalents, beginning of period                        594,370      650,259
                                                                    ---------    ---------
Cash and cash equivalents, end of period                            $ 669,001    $ 514,073
                                                                    =========    =========



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

2.  LITIGATION

In February 1998, a lawsuit was filed against the Partnership and affiliated entities by a prospective buyer of a certain properties owned by the Partnership and affiliated entities. The buyer sought specific performance by virtue of the transfer of properties under the provisions of a terminated sales contract. The lawsuit was dismissed pursuant to a settlement agreement which provided for a payment of $500,000 to the prospective buyer of the properties.

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

Liquidity and Capital Resources

         The Partnership had cash and cash equivalents of $669,001 and $594,370 as of September 30, 1998 and December 31, 1997, respectively. The increase in cash and cash equivalents is primarily due to distributions less than net cash provided by operating partially offset by additions to investment in real estate. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 1998 and December 31, 1997) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

Results of Operations

         Occupancy at the Springdale Apartments was 97% at September 30, 1998, 91% at December 31, 1997, and 90% at September 30, 1997. Rental revenue increased during the nine months ended September 30, 1998 as compared to the same period one year earlier primarily due to a 28% reduction in vacancy loss and rent concessions partially offset by increased employee units. The General Partners believe that occupancy at Springdale Apartments will remain between 95 - 98% for the remainder of 1998 and near term 1999.

         Occupancy at Gold Coast Storage was 87% at September 30, 1998, 90% at December 31, 1997, and 93% at September 30, 1997. Rental revenue increased 10% during the nine months ended September 30, 1998 as compared to the same period one year earlier with rental rates increasing 7.7% and vacancy loss decreasing by approximately 12%. The General Partners believe that occupancy at Gold Coast will remain between 85 - 90% for the remainder of 1998 and near term 1999.

         Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations.
Management anticipates occupancy at both Properties to improve during 1998.

         Rental and other revenue of $1,155,075 for Springdale Apartments for the nine months ended September 30, 1998 increased 2% from rental revenue of $1,131,510 for the nine months ended September 30, 1997. The increase in rental revenue primarily resulted from a 28% reduction in vacancy loss and rent concessions partially offset by increased employee units in 1998. Rental and other revenue at Gold Coast Storage increased by approximately 11% from $822,239 for the nine months ended September 30, 1997 to $914,475 for the nine months ended September 30, 1998 primarily due to an increase in rental rates of approximately 7.7% and a 12% reduction of vacancy loss. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the nine months ended September 30, 1998 of $2,069,550 increased by 6% from the nine months ended September 30, 1997 from $1,953,749 due to the factors detailed above affecting the Specified Properties.

         Expenses for the nine months ended September 30, 1998, attributable to Springdale Apartments of $682,425 were approximately 19% lower than expenses for the nine months ended September 30, 1997 of $841,120 due primarily to the elimination of depreciation expense partially offset by higher property operating and maintenance, and general and administrative expenses. In the latter part of 1997, Springdale Apartments was reclassified to "Assets Held for Sale" which resulted in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". Property operating and maintenance expenses are higher due to increased janitorial costs, water and sewer, and the recognition of appliance replacement and other similar costs as a current period expense, which normally would be treated as additions to investment in real estate but for the restrictions of doing so as set forth in Statement of Financial Accounting Standards No. 121, offset by reduced heating fuel and rubbish removal, grounds maintenance, and general repair costs. Current period janitorial expenses are higher due to staffing shortages during the first half of 1997. Water and sewer expenses are higher due to improved current period occupancy levels as compared to the same period one year ago and understated fourth quarter 1997 accrual estimates. Heating fuel costs are lower due to mild temperatures during the early winter months of 1998 and overstated fourth quarter 1997 accrual estimates. General and administrative expenses are higher for the nine months ended September 30, 1998 as compared to the same period one year earlier due to higher advertising, administrative salaries, bad debt expenses, employer costs, and one time non-recurring legal and other fees and expenses incurred in connection with the possible sale of Springdale Apartments partially offset by lower office administrative costs and real estate taxes. Administrative salaries are higher due to increased salary levels and full staffing during the current period as compared to 1997. Employer costs are higher primarily due to overall higher wages and full staffing during the current period. One-time, nonrecurring property disposition costs and legal fees are currently being recognized as the result of the property disposition and litigation expenses incurred in connection with a proposed sale of the Springdale Apartments that was not completed. The litigation was settled in June 1998. The Partnership continues to classify the Springdale Apartments as being held for sale, but is not presently in negotiations with any prospective buyer. Real estate tax expense is lower as the result of a legislative reduction of tax rates.

         Expenses attributable to Gold Coast Storage for the nine months ended September 30, 1998 of $638,440 are 13% higher compared to expenses for the nine months ended September 30, 1997 of $567,091. Property operating and maintenance expenses are higher in 1998 as compared to the first nine months of 1997 due to increased water and sewer, and heating and ventilation system and structural repairs offset by lower janitorial/maintenance payroll, heating fuel and electricity costs, and grounds maintenance. As is the case with the increased water and sewer costs, which was caused by a water leak, the fluctuations in property operating and maintenance expenses identified above are not significant or are the of result individual one-time occurrences. Depreciation expense is higher during the current period due to additions to investment in real estate during 1997. General and administrative expenses during the first nine months of 1998 are 20% higher compared to 1997 due to increased advertising costs, administrative salaries, bad debt expenses, and real estate taxes, partially offset by reduced property insurance expense. Advertising costs are higher because nine third-party contract advertiser payments were made during the current nine month period while only eight such payments were made during the nine month period ended September 30, 1997. Administrative salaries are higher because current period staff vacancies were filled by using temporary agency personnel due to shortages of qualified personnel in the open market. Use of temporary agencies is more expensive than conventional employee costs because agency personnel rates include agency overhead and profit margin. Bad debt expense is higher in part due to higher rental rates and occupancy rates, both of which contribute to higher delinquency values, and due to a greater than normal number of accounts which have become uncollectible. Real estate tax expense for the nine months ended September 30, 1997 reflected a refund of prior year taxes while the current period does not reflect a similar refund. Management fees are higher due to increased revenue.

         Overall expenses incurred by the Specified Properties for the nine months ended September 30, 1998 of $1,320,865 decreased approximately 6.2% from the nine months ended September 30, 1997 of $1,408,211 primarily as a result of a combination of the foregoing factors affecting the Specified Properties.

         Net income for the nine months ended September 30, 1998 of $472,650 from Springdale Apartments increased significantly from the nine months ended September 30, 1997 of $290,390 due primarily to increased rental revenue, the elimination of depreciation expense offset by increased property operating and maintenance, and general and administrative expenses. Net income for the nine months ended September 30, 1998 of $276,034 from Gold Coast Storage increased 8.2% as compared to net income for the nine months ended September 30, 1997 of $255,148 due to increased rental revenue offset by higher property operating and maintenance, depreciation, and general and administrative expenses, and management fees.

         Interest income earned by the Partnership for the nine months ended September 30, 1998 of $31,757 increased slightly from the nine months ended one year earlier of $30,777. Administrative expenses incurred by the Partnership for the nine months ended September 30, 1998 of $47,846 are lower as compared to one year earlier expenses of $55,454 primarily due to a timing difference in the payment of accounting and tax service fees.

         Overall net income for the nine months ended September 30, 1998 of $732,595 increased significantly from the nine months ended September 30, 1997 of $520,861 due to increased rental revenue at the Specified Properties and decreased expenses at the Springdale Apartments partially offset by increased expenses at Gold Coast.

         Net cash flows provided by operations for the nine months ended September 30, 1998 was $838,452 compared to net cash flows provided by operations of $783,722 for the nine months ended September 30, 1997.
The change was primarily the result of a decrease in accounts receivable and prepaid expenses, and an increase in tenant security deposit liabilities offset by a reduction in accounts payable and accrued expenses. Additions to investment in real estate at the Specified Properties decreased to $38,612 for the nine months ended September 30, 1998 compared to $101,009 for the same period one year ago. Additions to investment in real estate during 1998 at Gold Coast Storage during the first nine months of 1998 included the addition of signage and heating and ventilating system improvements. As discussed above, Statement of Financial Accounting Standards No. 121 requires that all expenditures be immediately expensed, therefore there were no additions to investment in real estate during 1998 at Springdale Apartments. Distributions to Limited Partners during the nine months ended September 30, 1998 totaled $725,209 compared to distributions of $732,293 during the nine months ended September 30, 1997. The General Partners anticipate that distributions to Limited Partners will remain at the current level for the remainder of 1998 and during 1999 provided that revenues and expenses remain stable.

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

          (b) No Current Reports on Form 8-K were filed during the three months ended September 30, 1998.

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


                     ChrisKen Partners Cash Income Fund L.P.
                     ---------------------------------------
                                  (Registrant)


                                            By:   ChrisKen Income Properties
                                                  Inc., Managing General
                                                  Partner


Date: November 11, 1998                     By:   /s/John F. Kennedy
                                                --------------------------------
                                            John F. Kennedy
                                            Director and President