Form 10KSB40
period 1998-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1999-03-30
CIK 815278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the Transition period from _______________ to _______________

                         Commission file number 0-17602
-------------------------------------------------------------------------------

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                         36-3521124
(State or other jurisdiction of                 ----------
-------------------------------               (I.R.S. Employer
incorporation or organization)               Identification No.)

345 North Canal Street, Chicago, Illinois            60606
-------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number                       (312) 454-1626
                                                ---------------


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
             YES    X   .    NO         .
                 -------         ------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1998 was $2,635,326. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,866,000 (based on the price at which Units were offered to the public) at December 31, 1998 and March 15, 1999. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in
Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

                                                                         PAGE

                                     PART I

Item 1.   Description of Business.......................................   1
Item 2.   Description of Properties.....................................   2
Item 3.   Legal Proceedings.............................................   6
Item 4.   Submission of Matters to a Vote of Security Holders ..........   6

                                     PART II

Item 5.   Market for Registrant's Limited Partnership Interests
             and Related Security Holder Matters........................   7
Item 6.   Management's Discussion and Analysis or Plan of Organization..   7
Item 7.   Financial Statements..........................................  10
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  10

                                    PART III

Item 9.   Directors' Executive Officers, Promoters and Control Persons;
             Compliance with  Section 16(a) of the Exchange Act ........  11
Item 10.  Executive Compensation........................................  11
Item 11.  Security Ownership of Certain Beneficial Owners and Management  12
Item 12.  Certain Relationships and Related Transactions................  12
Item 13.  Exhibits and Reports on Form 8-K..............................  13

SIGNATURES .............................................................. 14

INDEX TO FINANCIAL STATEMENTS............................................F-1


                                       (i)

                                     PART I

Item 1.       DESCRIPTION OF BUSINESS.

     ChrisKen Partners Cash Income Fund L.P. (the "Partnership") is a Delaware limited partnership formed in 1987 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or self-storage facilities. The general partners of the Partnership are ChrisKen Income Properties, Inc. (the "Managing General Partner") and ChrisKen Limited Partnership I (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, the shares of which are owned or controlled by John F. Kennedy and Mr. John S. Marten. Mr. Marten is the President and a Director of ChrisKen Real Estate Management Company, Inc., which is the management agent of the Specified Properties. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate of the Partnership, are the general partners.

     The Partnership offered its units of limited partnership (the "Units") in a public offering pursuant to which it sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. From time-to-time the Partnership repurchased ant retired Units. In 1996 and 1997 the Partnership purchased and retired 423 and 360.858 Units, respectively. At December 31, 1997, 37,309.1316 Units were outstanding. At December 31, 1998 36,948.2736 Units were outstanding. The cost of the Units repurchased by the Partnership was $135,236.

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

     The Partnership used the net proceeds of the Offering (the "Net Proceeds") to purchase a 99.9% interest in the partnerships which own the Springdale Apartments, a 199-unit apartment complex located in Waukesha, Wisconsin (the "Springdale Apartments"), and Gold Coast Self Storage, a 155,997 gross square foot, seven story self-storage facility located in Chicago, Illinois ("Gold Coast Storage") (collectively, the "Specified Properties" or individually a "Property"). Further information concerning each of the Specified Properties is provided below in Item 2. Properties. Discussion regarding apartment complexes which may compete with the Springdale Apartments is set forth below in Item 2. Properties - The Springdale Apartments -- Analysis. Similarly, discussion regarding storage facilities which may compete with Gold Coast Storage is set forth below in
Item 2. Properties - Gold Coast Storage --Analysis. The General Partners of the Partnership believe that both Specified Properties remain competitive in their respective markets.

     The Partnership has no employees. The General Partners believe that ChrisKen Real Estate Management Company, Inc., ("ChrisKen Management") the manager of the Specified Properties, has sufficient personnel and other required resources to discharge all of its responsibilities to the Partnership. The General Partners and their Affiliates are permitted to perform services for the Partnership. The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

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

Item 2.       DESCRIPTION OF PROPERTIES.

     The Partnership holds the Specified Properties described below on an unencumbered or all cash basis. In identifying the Specified Properties, the General Partners considered various real property and financial factors, including the condition and use of such Properties, the prospects for long-range liquidity, income-producing capacity, possible long-term appreciation prospects and income tax considerations. The Partnership will not acquire additional properties. The Partnership originally expected to begin an orderly liquidation of the Specified Properties after a period of operations of five to ten years. The Partnership has been operating for more than ten years. During 1997 the Partnership began marketing the Springdale Apartments to potential buyers and planned to sell it during 1998. Pursuant to Statement of Financial Accounting Standards No. 121 "IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), three significant accounting events took place in 1997: A) the Springdale Apartments was reclassified to "Assets Held for Sale", B) in the fourth quarter of 1997 the recognition of depreciation expense of the Springdale Apartments was discontinued, and C) a review of the Partnership's carrying value of the Springdale Apartments required the Partnership to recognize a provision for impairment of $644,066 in 1997. After extensive negotiations with the intended buyer regarding the sale of the Property the transaction was terminated in January 1998. The aforementioned SFAS No. 121 sets forth strict guidelines regarding the classification of assets. Because the Partnership did not meet those guidelines the Springdale Apartments has been reclassified to Assets Held for Investment and depreciation expense has been recognized effective June 1998. In connection with these negotiations, the Partnership incurred costs of $23,302 which were expensed in 1997, and in 1998 the Partnership incurred disposition and litigation costs of $77,142 which were expensed in the current period. The Partnership intends to hold the Specified Properties until such time as a sale or other disposition appears to be advantageous to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell or refinance a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The net proceeds of any such sale or refinancing would be distributed to the Partners in accordance with the terms of the Partnership Agreement.

                             OCCUPANCY/LEASED SPACE


NAME AND LOCATION      DESCRIPTION OF          12/31/94       12/31/95      12/31/96      12/31/97       12/31/98
                          PROPERTY
-----------------      --------------          --------       --------      --------      --------       --------
Springdale             199 unit residential       95%            96%           88%           91%            97%
Apartments             apartment complex
Waukesha,              located on 13.9 acres
Wisconsin              of land.

Gold Coast             155,997 square foot        83%            81%           89%           90%            88%
Storage                (145,000 until 6/88)
Chicago,               self-storage facility
Illinois               with 99,040 leasable
                       square feet (78,023
                       before 6/88) of space.



                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK.)

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

               The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 1998 as follows:


                                                                  Average
                             No. of           Rent               Approximate           Rent/Sq.Ft.
                              Apart-           Per                Apartment             (Includes
   Apartment Type             ments           Month                 Size                   Heat)
   --------------            -------          -----              -----------           -----------

     1BR, 1 Bath                73            $620-650               677-733 SF          $.92 -.89
    *1BR, 1 Bath                 6            $650-665               677-733 SF          $.96 -.91
     2BR, 2 Baths               91            $715-745               936-966 SF          $.76 -.77
    *2BR, 2 Baths                9            $745-760               936-966 SF          $.80 -.79
     3BR, 2 Baths               19            $890-920             1,150-1,200 SF        $.77 -.77
    *3BR, 2 Baths                1            $920                    1,150 SF           $.80

 *Fully Renovated

     Although the current rental rates in the table above reflect an average increase of 1.9% over December 31, 1997 rental rates, recognized lease rates increased slightly below 1% during 1998. However, the average economic occupancy of the Springdale Apartments increased in 1998 to 94% as compared to 91% for 1997. Additionally, occupancy as of December 31, 1998 was 97% (see discussion in Item 6 below). All tenant leases are for periods of from six months to one year and no tenants lease more than one unit.

     ANALYSIS. The General Partners believe that the following information reflected market conditions as of December 31, 1998 for apartment complexes which may compete with the Springdale Apartments.

                              COMPETITIVE PROJECTS

                                                              Apartment      Average
                                                 Rent           Size       Rent/Sq.Ft.
                            Rent                  Per         (Average      (Includes
Project                 Apartment Type           Month          in SF)         Heat)
-------                 --------------           -----        ---------    -----------
Meadows                  A) 1BR/1 Bath            $610           685          $.89
                         B) 1BR/1 Bath            $700           708          $.99
                         A) 2BR/2 Bath            $705           943          $.75
                         B) 2BR/2 Bath            $780         1,115          $.70

Monterey *                  1BR/1 Bath            $645-685     730-860        $.88-.80
(Waukesha)                  2BR/2 Bath            $755-780     965-1,010      $.78-.77

Willow *                    1BR/1 Bath            $600-625     630-912        $.95-.69
Creek                       2BR/1-1/2 Bath        $730-750     940-1,050      $.78-.71
(Waukesha)

*Does not include heat.
A = Not Remodeled
B = Remodeled

     The Meadows, which is directly across the street from Springdale Apartments, completed remodeling its clubhouse, leasing center, fitness center and game room in 1996, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is a thirteen-year-old complex and rental rates do not include heat. Willow Creek is a ten-to-eleven year old complex located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat, comprises 168 units.

     The Springdale Apartments are being depreciated using 27.5 year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depre ciation for the portion allocable to tax-exempt Limited Partners. However, pursuant to SFAS No. 121, in the fourth quarter of 1997 the recognition of depreciation was discontinued as the result of the reclassification of the Springdale Apartments to Assets Held for Sale. Because the Property did not meet the strict guidelines set forth by SFAS No. 121 the Property was reclassified to Assets Held for Investment and depreciation expense has been recognized effective June 1998. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 1998 primarily consisted of the replacement of appliances, fitness room equipment, and kitchen countertops in certain apartments (see discussion in Item 6. below). Major improvements anticipated in 1999 include: the renovation of approximately ten apartments, apartment carpet and appliance replacement, re-carpet certain apartments and common halls, replace exterior signage and playground equipment, and replace approximately 84 apartment entry doors.

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

     Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 1998, with the exception of approximately 9,526 square feet, were on a month-to-month basis. The average optimum lease rate for self-storage space is $14.63 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 1998, approximately 88% of the space was leased compared to 90% at December 31, 1997. On an economic basis, the average occupancy during 1998 and 1997 was 89%.

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

     The size and type of self-storage units which are available are set forth in the chart below:

(1)  Gold Coast Storage - Interior


                                                                        Annual
                                       Cost             Cost           Cost per
      Sq. Ft.          Size          Per Month        Annually          Sq. Ft.
      -------          ----          ---------        --------         --------
        16               4x4x4        $ 28.00         $  336.00         $21.00
        32               8x4x5          51.00            612.00          19.13
        40               5x8x9          64.00            768.00          19.20
        50              5x10x9          80.00            960.00          19.20
        64               8x8x9         102.00          1,224.00          19.13
        80              8x10x9         105.00          1,260.00          15.75
       104              8x13x9         129.00          1,548.00          14.88
       144              8x18x9         171.00          2,052.00          14.25
       192             12x16x9         192.00          2,304.00          12.00
       352             22x16x9         352.00          4,224.00          12.00


(2)  Gold Coast Storage - Exterior


                                                                        Annual
                                       Cost             Cost           Cost per
      Sq. Ft.          Size          Per Month        Annually          Sq. Ft.
      -------          ----          ---------        --------         --------
       200              10x20         $206.00         $2,472.00         $12.36
       250              10x25          257.00          3,084.00          12.34
       264              12x22          264.00          3,168.00          12.00
       300              10x30          309.00          3,708.00          12.36
       403              13x31          403.00          4,836.00          12.00

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


                                                                        Annual
                                       Cost             Cost           Cost per
      Sq. Ft.          Size          Per Month        Annually          Sq. Ft.
      -------          ----          ---------        --------         --------
        25               5x5x4        $ 45.00        $  540.00          $ 21.60
        50              5x10x8          60.00           720.00            14.40
        64               8x8x8          75.00           900.00            14.06
        80              8x10x8          85.00         1,020.00            12.75
       100             10x10x8         110.00         1,320.00            13.20

(2)   East Bank Storage (Two)

                                                                        Annual
                                       Cost             Cost           Cost per
      Sq. Ft.          Size          Per Month        Annually          Sq. Ft.
      -------          ----          ---------        --------         --------
        25                5x5x8       $  45.00        $   540.00        $  21.60
        50               5x10x8          65.00            780.00           15.60
        80               8x10x8          95.00          1,140.00           14.25
       100              10x10x8         115.00          1,380.00           13.80
       150              10x15x8         190.00          2,280.00           15.20
       200              10x20x8         245.00          2,940.00           14.70

(3)   Public Storage        (This location opened for business in early 1996.)
      1129 N. Wells

                                                                        Annual
                                       Cost             Cost           Cost per
      Sq. Ft.          Size          Per Month        Annually          Sq. Ft.
      -------          ----          ---------        --------         --------
        25                5x5x8       $  49.00        $   588.00        $  23.52
        50               5x10x8          76.00            912.00           18.24
        80               8x10x8         113.00          1,356.00           16.95
       100              10x10x8         130.00          1,560.00           15.60
       200              10x20x8         237.00          2,844.00           14.22

(4)   Strong Box            (This property has modified some space into a
      1516 N. Orleans       temperature controlled wine cellar.)

                                                                        Annual
                                       Cost             Cost           Cost per
      Sq. Ft.          Size          Per Month        Annually          Sq. Ft.
      -------          ----          ---------        --------         --------
        16               4x4x4        $  26.00        $   312.00        $  19.50
        25               5x5x8           52.00            624.00           24.96
        50              5x10x8           65.00            780.00           15.60
        64               8x8x8          116.00          1,392.00           21.75
        80              8x10x8          100.00          1,200.00           15.00
       100             10x10x8          125.00          1,500.00           15.00
       144              8x18x8          180.00          2,160.00           15.00

     Parking lot spaces are leased to an Affiliate of Gold Coast Storage which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $2,300 per month.

     Gold Coast Storage is being depreciated using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. Major improvements during 1998 included the addition of a new property sign, repairs to and painting of the exterior fire escapes, partial roof repairs, and exterior door replacements (see Item 6. below for further discussion). Major improvements anticipated for 1999 include new fencing around a portion of the perimeter of the Property, loading dock and concrete repairs, brick and exterior door replacement, replace the office furnace/air conditioning system, and completion of the burglar/security camera system replacement.

Item 3.       LEGAL PROCEEDINGS.

     The Partnership is not a party to any litigation that would have a material adverse impact upon its business or operations.

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

     The Revenue Act of 1987 contains provisions which may have an adverse impact on investors in certain "publicly traded partnerships". If the Partnership were to be classified as a "publicly traded partnership", income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     In 1996, 423 Units were repurchased and retired by the Partnership. At December 31, 1996, 37,309 Units were outstanding. During 1997 an additional
360.858 Units were repurchased and retired by the Partnership. At December 31, 1997 and 1998, and at March 15, 1999, there were 36,948.2736 Units issued and outstanding which were held by a total of 1701 Unit holders.

     The Limited Partners were paid four cash distributions totaling $26.23 per Unit in 1998 and $26.30 per Unit in 1997.

Item 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ORGANIZATION

LIQUIDITY AND CAPITAL RESERVES.

     The Partnership had cash and cash equivalents of approximately $792,816 as of December 31, 1998 and $594,370 as of December 31, 1997. The increase in cash and cash equivalents on hand is the result of several primary factors: an increase in revenues generated by the Specified Properties, an increase in tenant security deposits held by the Specified Properties, and a decrease in prepaid expenses and additions to investment in real estate. The Part nership's restricted cash, representing operating and contingency reserves (the "Reserve"), was funded by proceeds from the Offering and had a balance of $377,320 on December 31, 1998 and December 31, 1997 (amount represents 2% of the gross proceeds of the Offering as required by the Limited Partnership Agreement). The Reserve is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

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

RESULTS OF OPERATIONS.

     COMPARISON OF 1998 TO 1997. Occupancy at the Springdale Apartments was 97% at December 31, 1998, compared to 91% at December 31, 1997. Economic occupancy at Springdale Apartments averaged approximately 94% during 1998. Management anticipates that occupancy will average 95 - 97% during 1999. Leased space at Gold Coast Storage was 88% at December 31, 1998, compared to 90% at December 31, 1997. On an economic basis, the average occupancy at Gold Coast Storage during 1998 and 1997 was 89%. At December 31, 1998, the average optimum annual lease rate for self-storage space was $14.63 as compared to $14.44 one year earlier. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 1999 will remain at approximately 90%. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

     Overall rental revenue in 1998 attributable to the Specified Properties ($2,635,326) increased by approximately 5.5% from 1997 ($2,499,046). Rental revenue increased for Springdale Apartments (approximately 3.3%) from $1,450,523 for the year ended December 31, 1997 to $1,498,122 for the year ended December 31, 1998 due primarily to increased rental rates and lower vacancy loss in 1998, partially offset by higher employee unit costs. The General Partners anticipate that rental revenue at Springdale Apartments will improve from 1998 levels during 1999 due to improved occupancy levels. Rental revenue increased at Gold Coast Storage (approximately 8.5%) from $1,048,523 for the year ended December 31, 1997 to $1,137,204 for the year ended December 31, 1998. Rental income at Gold Coast increased in 1998 due to a 8.5% increase in effective rental rates. Larger storage units rent at lower per square foot rates as compared to smaller storage units. The General Partners believe that rental revenue at Gold Coast Storage should continue to improve during 1999.

     Material improvements at Springdale Apartments in 1998 primarily consisted of replacing the fitness center equipment($9,870), replacement of appliances ($42,797), and carpeting replacement ($38,357). Major improvements at Gold Coast included new signage ($35,391), fire escape repairs and painting ($23,400), and roof repairs and door replacement ($9,730).

     Overall expenses in 1998 attributable to the Specified Properties ($1,875,597) decreased by approximately 24% from 1997 ($2,477,061). Expenses in 1998 attributable to Springdale Apartments ($1,021,204) decreased by approximately 40% from 1997 ($1,694,581). Property operation expenses at Springdale Apartments decreased during the year ended December 31, 1998 as compared to one year earlier primarily due to decreased heating fuel, rubbish removal, and carpet replacement, partially offset by increased grounds maintenance and water/sewer costs. Heating fuel costs decreased due to mild temperatures during the early winter months of 1998 and overstated fourth quarter 1997 accrual estimates. A new rubbish removal contract reduced costs in 1998. In 1997, pursuant to SFAS No. 121, carpet replacement costs were expensed in the fourth quarter because the Property was reclassified to Assets Held for Sale, however with the reclassification of the Property to Assets Held for Investment a portion of the carpet replacement expenditures were capitalized in 1998. Grounds maintenance increased due to one-time re-mulching of tree and flower beds in 1998. Water/sewer costs increased due to higher occupancy during 1998 and understated fourth quarter 1997 accrual estimates. Real estate taxes at the Springdale Apartments were higher in 1998 as compared to 1997 due to reduced state credits to the local school district. Advertising expense remained consistent at the Property during 1998 as compared to 1997. Due to the asset classification changes in 1997 and 1998, depreciation expense at the Property was discontinued effective the fourth quarter of 1997 and resumed effective June 1998 resulting in reduced depreciation expense in the current period. Had depreciation been continued while the Property was classified as an asset held for sale, depreciation expense would have been $132,591 higher in 1998 and $104,388 higher in 1997, with corresponding decreases in net income. General and administrative expenses at the Springdale Apartments increased during 1998 as compared to 1997 due to the recognition of disposition and litigation costs related to the failed sale of the Property, increased office administrative salaries, and workers compensation insurance premiums, partially offset by reduced administrative office costs, and bad debt expense. Additionally, absent in 1998 is the one-time refund of Wisconsin surcharge taxes the Property enjoyed in 1997. Repairs and maintenance expense at Springdale Apartments decreased in 1998 as compared to 1997 due to lower janitorial costs, groundskeeper payroll, and apartment painting and decorating costs. Management fees at Springdale Apartments increased during 1998 as compared to 1997 due to higher total revenue in 1998.

     During 1997 the Partnership began marketing the Springdale Apartments to potential buyers and planned to sell it during 1998. Pursuant to SFAS No. 121, the Springdale Apartments was reclassified to Assets Held for Sale. Also pursuant to SFAS No. 121, a review of the Partnership's carrying value of the Springdale Apartments revealed that the Partnership was required to recognize a provision for impairment expense of $644,066, as the net book value of the Property was greater than the agreed to gross sales price less assumed selling costs.

     Expenses attributable to Gold Coast Storage in 1998 ($854,392) increased by approximately 9.2% from 1997 ($782,480). Property operation expense at Gold Coast Storage decreased for the year ended December 31, 1998 as compared to the same period one year earlier due to reduced electricity and heating fuel costs, and the absence of a one-time grounds maintenance expense that occurred in 1997, partially offset by increased water/sewer costs due to a water main leak. Real estate taxes at Gold Coast Storage increased approximately 12% in 1998 as compared to 1997 due to an increased assessed value by the county. Repairs and maintenance expense at Gold Coast Storage increased in 1998 as compared to 1997 primarily due to repairs to and the painting of the fire escape structure. Advertising expense at Gold Coast Storage increased during 1998 as compared to 1997 due to increased third party costs and fees and enhanced marketing efforts. Depreciation and amortization expense at Gold Coast Storage increased in 1998 as to comparable to 1997 due to capitalized personal expenditures in 1998. Overall general and administrative expenses at Gold Coast Storage increased in 1998 as compared to 1997 due to increased leasing commissions paid to Property staff, general administrative costs, bad debt expense, and workers compensation insurance premiums. Management fee expense at Gold Coast Storage is higher in 1998 as compared to 1997 due to higher total revenue in 1998.

     For the year ended December 31, 1998 the Springdale Apartments had net income of $543,295 as compared to a net loss of $169,027 for the year ended December 31, 1997 due to a increase in rental revenues and decreased expenses, primarily the aforementioned provision for impairment expense in 1997 as discussed above. Net income for 1998 ($349,701) from Gold Coast Storage increased by approximately 7.4% from 1997 ($325,611) as a result of the factors affecting rental revenue and expenses as detailed above.

     Partnership interest income during 1998 decreased to $39,575 from $43,919 during 1997 because during part of 1998 funds were held by the Springdale Apartments in interest bearing accounts which generated offsetting interest income at the Property. Partnership administrative expenses for 1998 increased to $36,013 from $25,291 in 1997 due to increased bank fees and software expenditures due to the Year 2000 issue. Partnership professional fees for 1998 are comparable to those incurred in 1997. In 1997 the Partnership received a one-time refund of $6,684 from the State of Wisconsin for surcharge taxes paid in prior years. Audit and accounting fees in 1998 decreased to $40,500 from $44,225 in 1997 primarily due a timing difference in payments for services received.

     The combined net income of the Specified Properties and Partnership for 1998 ($853,665) increased significantly from 1997 ($135,467) as the result of the factors discussed above.

     Distributions to Limited Partners in 1998 totaled $969,556, compared to 1997 distributions of $976,683. Distributions on a per unit basis to Limited Partners in 1998 ($26.23) compared to 1997 ($26.30), of which $5.60 and $5.65 per unit, respectively, was a return of capital on a federal income tax basis. Net income per Unit in 1998 ($20.79) increased from 1997 ($3.28) primarily as the result of the factors detailed above affecting the Specified Properties. The General Partners anticipate distributions and net income per Unit to increase in the future due to a projected increase in occupancy and rental rates, and controlled expenses at the Specified Properties.

YEAR 2000 READINESS.

     Information provided within this note constitutes a year 2000 readiness disclosure pursuant to the provisions of the Year 2000 Information Readiness and Disclosure Act.

     The Year 2000 issue is the result of computer programs being written and microchips being programmed using two digits rather than four to define the applicable year. If not corrected, any program having time-sensitive software or equipment incorporating embedded microchips may recognize a date using "00" as the year 1900 rather than the year 2000 or may not recognize the year 2000 as a leap year. This could result in a variety of problems including miscalculations, loss of data and failure of entire systems. Critical areas that could be affected are accounts receivable, accounts payable, general ledger, cash management, computer hardware, telecommunications and property operating systems.

     The Partnership receives certain ancillary and management services from ChrisKen Management. The services provided include all of the Partnership's critical functions that utilize software that may have time-sensitive applications. ChrisKen Management is in the process of testing all mission critical software and it is anticipated that this testing will be completed by June 30, 1999. ChrisKen Management is in the process of obtaining documentation related to year 2000 readiness from its banking and other outside vendors and it is anticipated that this phase will be competed by June 30, 1999. In addition, ChrisKen Management has developed a methodology to determine that all property operating mission critical systems are year 2000 ready. The evaluation, testing and remediation activities related to property operating systems are expected to be completed by June 30, 1999. Costs relating to ChrisKen Management's systems are the responsibility of ChrisKen Management; therefore, the Partnership will incur no costs relating to these systems. Costs relating to property level systems and equipment will be charged to the Property.

     ChrisKen Management expects to complete a contingency plan by September 30, 1999. ChrisKen Management believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready. ChrisKen Management has targeted September 30, 1999, for the completion of contingency plans relating to property operating systems.

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

     Issued and outstanding shares of the Managing General Partner are owned or controlled by John F. Kennedy and Mr. John S. Marten. Mr. Marten is the President and a Director of ChrisKen Real Estate Management Company, Inc., which is the management agent of the Specified Properties. The sole officer of the Managing General Partner is John F. Kennedy, who is President and Secretary. Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate.

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 1999:


      NAME                     AGE            POSITION
       John F. Kennedy         48             Director, President and Secretary

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

     The following is a schedule of the compensation paid for the period ended December 31, 1998 by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:



Description of Transaction and                           Amount of
Entity Receiving Compensation                            Compensation
------------------------------                           ------------
Reimbursement of property operating payroll costs to
Affiliate of General Partners                              $ 262,219
Property Management Fee to Affiliate of
  the General Partners                                     $ 146,360
                                                           ---------
      Total                                                $ 408,579
                                                           ---------
                                                           ---------

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) To the best knowledge of the Partnership, as of December 31, 1998 and March 15, 1999, no person held more than five percent (5%) of the Units.

     (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1998 and March 15, 1999, 36,948 Units were beneficially owned by 1701 Limited Partners.


Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     ChrisKen Real Estate Management Company, Inc. ("ChrisKen Management"), an Affiliate of the General Partners, provides management services for the properties owned by the Partnership. The manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Properties, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Properties. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. ChrisKen Management earned $146,360 and $139,710 in 1998 and 1997, respectively, for such management services. In addition, the Partnership reimbursed ChrisKen Management for payroll expenses for personnel directly related to property operations totaling $262,219 and $265,496 in 1998 and 1997, respectively.

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

     An affiliate of the General Partners leases space at Gold Coast Storage. During 1998 and 1997 the Partnership recognized rental revenue of $27,000 and $26,500, respectively, from this lease. On July 1, 1997 Mr. Kennedy and Mr. John S. Marten, President of ChrisKen Management, each purchased 140 Units at $240 per Unit from Limited Partners as the result of the offer made by the Partnership as further discussed on page 1.

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



                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK.)

Item 13.      EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following exhibits are included herein or incorporated by reference:


NUMBER        EXHIBIT
------        -------
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

(F-1)         Index to Financial Statements.

              Report of Independent Auditors                                 F-2
              Financial Statements:

              Consolidated Balance Sheet - December 31, 1998                 F-3
              Consolidated Statements of Income for the Years Ended
                December 31, 1998 and 1997                                   F-4
              Consolidated Statements of Partners' Capital (Deficit) for
                the Years Ended December 31, 1998 and 1997                   F-5
              Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1998 and 1997                                   F-6
              Notes to Consolidated Financial Statements                     F-7

(28)(1)       Pages 16-19 of final Prospectus dated August 28, 1987 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended.

(b)           Reports on Form 8-K.

              The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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


                                   CHRISKEN PARTNERS CASH INCOME FUND L.P.


                                   By:  ChrisKen Income Properties, Inc.,
                                        Managing General Partner


Date:  March 25, 1999              By:  /s/ John F. Kennedy
                                        -------------------
                                        John F. Kennedy
                                        Director and President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 25, 1999              By:  /s/ John F. Kennedy
                                        -------------------
                                        John F. Kennedy, Director
                                        and President of the Managing General
                                        Partner

                        Consolidated Financial Statements

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                       WITH REPORT OF INDEPENDENT AUDITORS

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Index to Consolidated Financial Statements




Report of Independent Auditors...................................................F-2

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 1998...................................F-3
Consolidated Statements of Income for the Years Ended
   December 31, 1998 and 1997....................................................F-4
Consolidated Statements of Partners' Capital for the Years
   Ended December 31, 1998 and 1997..............................................F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1998 and 1997....................................................F-6
Notes to Consolidated Financial Statements.......................................F-7


                         Report of Independent Auditors

To the Partners
Chrisken Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of Chrisken Partners Cash Income Fund L.P. (a Delaware Limited Partnership) as of December 31, 1998, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chrisken Partners Cash Income Fund L.P. at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                /s/ Ernst & Young LLP

Chicago, Illinois
March 12, 1999

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           Consolidated Balance Sheet

                                December 31, 1998

ASSETS
Cash and cash equivalents                                                                    $   792,816
Restricted cash                                                                                  377,320
Accounts receivable                                                                               38,652
Prepaid expenses                                                                                   2,591
                                                                                        -------------------
                                                                                               1,211,379
Investment in real estate, at cost:
   Land                                                                                        2,241,388
   Buildings and improvements                                                                 10,846,961
   Equipment                                                                                     245,914
                                                                                        -------------------
                                                                                              13,334,263
   Accumulated depreciation                                                                   (2,046,853)
                                                                                        -------------------
                                                                                              11,287,410

                                                                                        -------------------
Total assets                                                                                 $12,498,789
                                                                                        -------------------
                                                                                        -------------------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                             $   113,970
Tenants' security deposits                                                                        91,958
Deferred rental income                                                                            94,721
Accrued real estate taxes                                                                        298,999
                                                                                        -------------------
Total liabilities                                                                                599,648
Partners' capital, 36,948 limited partnership units issued
   and outstanding                                                                            11,899,141
                                                                                        -------------------
Total liabilities and partners' capital                                                      $12,498,789
                                                                                        -------------------
                                                                                        -------------------


SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        Consolidated Statements of Income


                                                                             YEAR ENDED DECEMBER 31
                                                                             1998              1997
                                                                       ------------------------------------
REVENUE
Rental                                                                     $2,635,326        $ 2,499,046
Interest                                                                       43,392             45,988
Other                                                                         129,449            132,530
                                                                       ------------------------------------
Total revenue                                                               2,808,167          2,677,564

EXPENSES
Property operations                                                           223,069            264,762
Provision for impairment loss on assets held for sale                               -            644,066
Real estate taxes                                                             304,892            281,107
Repairs and maintenance                                                       296,481            288,547
Advertising                                                                    83,975             76,815
Depreciation                                                                  391,866            446,261
General and administrative                                                    507,859            400,829
Management fees - Affiliate                                                   146,360            139,710
                                                                       ------------------------------------
Total expenses                                                              1,954,502          2,542,097
                                                                       ------------------------------------
Net income                                                                 $  853,665        $   135,467
                                                                       ------------------------------------
Net income allocated to general partners                                   $   85,367        $    13,547
                                                                       ------------------------------------
                                                                       ------------------------------------

Net income allocated to limited partners                                   $  768,298        $   121,920
                                                                       ------------------------------------
                                                                       ------------------------------------

Net income allocated to limited partners per weighted-average limited
   partnership units outstanding                                           $    20.79        $      3.28
                                                                       ------------------------------------
                                                                       ------------------------------------

Weighted-average limited partnership units outstanding                         36,948             37,129
                                                                       ------------------------------------
                                                                       ------------------------------------


SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 1998 and 1997



                                                                PARTNERS' CAPITAL ACCOUNTS
                                                 GENERAL PARTNERS   LIMITED PARTNERS
                                                                                             TOTAL
                                                -----------------------------------------------------------

Balance at January 1, 1997                            $ 329,341         $12,613,513        $12,942,854
Distributions (A)                                             -            (976,683)          (976,683)
Net income                                               13,547             121,920            135,467
Repurchase of limited partnership units                       -             (86,606)           (86,606)
                                                -----------------------------------------------------------
Balance at December 31, 1997                          $ 342,888         $11,672,144        $12,015,032
Distributions (A)                                             -            (969,556)          (969,556)
Net income                                               85,367             768,298            853,665
                                                -----------------------------------------------------------
                                                -----------------------------------------------------------
Balance at December 31, 1998                          $ 428,255         $11,470,886        $11,899,141
                                                -----------------------------------------------------------
                                                -----------------------------------------------------------

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:


                                                                             1998              1997
                                                                       ------------------------------------

                First quarter                                                $6.61            $6.61
                Second quarter                                                6.47             6.47
                Third quarter                                                 6.54             6.61
                Fourth quarter                                                6.61             6.61


SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Consolidated Statements of Cash Flows


                                                                             YEAR ENDED DECEMBER 31
                                                                             1998              1997
                                                                       ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $   853,665     $    135,467
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                                               391,866          446,261
     Provision for impairment loss on assets held for sale                            -          644,066
     Net changes in operating assets and liabilities:
       Increase in accounts receivable                                           (1,253)         (10,465)
       Decrease in prepaid expenses                                              19,548            9,997
       Increase (decrease) in accounts payable and accrued real
         estate taxes                                                            (8,703)          15,313
       Increase in deferred income and prepaid rent                               7,304           14,625
       Increase in tenants' security deposits                                    15,808            8,710
                                                                       ------------------------------------
Net cash flows provided by operating activities                               1,278,235        1,263,974

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                         (110,233)        (256,574)
                                                                       ------------------------------------
Cash flows used in investing activities                                        (110,233)        (256,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of limited partnership units                                               -          (86,606)
Distributions                                                                  (969,556)        (976,683)
                                                                       ------------------------------------
Cash flows used in financing activities                                        (969,556)      (1,063,289)
                                                                       ------------------------------------
Net increase (decrease) in cash and cash equivalents                            198,446          (55,889)
Cash and cash equivalents, beginning of year                                    594,370          650,259
                                                                       ------------------------------------
Cash and cash equivalents, end of year                                       $  792,816     $    594,370
                                                                       ------------------------------------
                                                                       ------------------------------------

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 1998 and 1997


1.  NATURE OF BUSINESS

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

SEGMENTS OF BUSINESS

In 1998, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of an Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Partnership.

The Partnership owns and operates rental real estate located in the Midwest United States. It has two segments of business, a residential apartment complex and a self-storage facility, neither of which utilizes long term leases. No single tenant is significant to the Partnership's business.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             Notes to Consolidated Financial Statements (continued)


1.       NATURE OF BUSINESS (CONTINUED)

Information related to these segments for the years ended December 31, 1998 and1997 is as follows:

                                                        YEAR ENDED DECEMBER 31, 1998
                                   ------------------------------------------------------------------
                                      RESIDENTIAL        SELF
                                       APARTMENT        STORAGE
                                        COMPLEX        FACILITY       PARTNERSHIP     CONSOLIDATED
                                   ------------------------------------------------------------------

Property operating revenues          $  1,560,682    $  1,204,093    $       --      $  2,764,775
Property operating expenses              (598,976)       (371,826)           --          (970,802)
                                     -------------------------------------------------------------
        Operating income                  961,706         832,267            --         1,793,973

Reconciliation to net income
        General and administrative
             expense                     (231,550)       (281,379)        (78,905)       (591,834)
        Depreciation expense             (190,678)       (201,188)           --          (391,866)
        Interest income                     3,817            --            39,575          43,392
                                     -------------------------------------------------------------
Net income (loss)                    $    543,295    $    349,700    $    (39,330)   $    853,665
                                     -------------------------------------------------------------
                                     -------------------------------------------------------------
Capital improvements                 $     71,089    $     39,144    $       --      $    110,233
                                     -------------------------------------------------------------
                                     -------------------------------------------------------------
Total assets                         $  7,041,309    $  4,903,621    $    553,859    $ 12,498,789
                                     -------------------------------------------------------------
                                     -------------------------------------------------------------


                                                    YEAR ENDED DECEMBER 31, 1997
                            ---------------------------------------------------------------------
                                 RESIDENTIAL        SELF
                                  APARTMENT       STORAGE
                                   COMPLEX        FACILITY     PARTNERSHIP      CONSOLIDATED
                            ---------------------------------------------------------------------

Property operating revenues       $ 1,523,485    $ 1,108,091    $      --      $ 2,631,576
Property operating expenses          (632,886)      (341,240)          --         (974,126)
                                  ---------------------------------------------------------
        Operating income              890,599        766,851           --        1,657,450

Reconciliation to net income
     General and administrative
         expenses                    (164,119)      (248,487)       (65,038)      (477,644)
     Depreciation expense            (253,510)      (192,751)          --         (446,261)
     Provision for
     impairment
         loss (NOTE 2)               (644,066)          --             --         (644,066)

     Interest income                    2,069           --           43,919         45,988
                                  ---------------------------------------------------------
Net income (loss)                 $  (169,027)   $   325,613    $   (21,119)   $   135,467
                                  ---------------------------------------------------------
                                  ---------------------------------------------------------
Capital improvements              $   233,060    $    23,514    $      --      $   256,574
                                  ---------------------------------------------------------
                                  ---------------------------------------------------------

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

INVESTMENT IN REAL ESTATE AND ASSETS HELD-FOR-SALE

During 1997, the Partnership began marketing the property owned by Springdale to potential buyers and planned to sell it during 1998. In accordance SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Partnership reclassified the real estate property owned by Springdale to assets held for sale during 1997 and discontinued recognition of depreciation expense.

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the Springdale Property. The lawsuit was settled as of June 1, 1998, and the Partnership has ceased marketing the Property and has no present plans to dispose of the Property. Accordingly, as of June 1, 1998, the Springdale Property is no longer considered as assets held for sale and the net book value of $6,664,000 has been reclassified as an investment in real estate.

Depreciation of property and improvements held for investment is computed using the straight-line method over the estimated useful lives of the assets. Nonresidential properties are depreciated over 31.5 years, and related equipment is depreciated over seven years. Prior to the decision to hold the Springdale Property for sale, residential property was depreciated over 27.5 years and related equipment was depreciated over 7 years. As of June 1, 1998, depreciation for residential property is based on the net book value of the property and is computed by the straight-line method over the remaining 16.75 year life of the residential property and average remaining 3.5 year life for equipment.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             Notes to Consolidated Financial Statements (continued)



2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For assets held for sale, the Partnership records impairment losses when the net book value is less than fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest or a value derived from comparable sales transactions in the marketplace. The Partnership reclassified the real estate property owned by Springdale with a fair value less cost to dispose totaling $6,664,000 to assets held for sale and recognized a provision for impairment totaling $644,066 during 1997.

RENTAL REVENUE

The Partnership recognizes rental revenues as they are due in accordance with the terms of the respective tenant operating leases. This method of rental recognition approximates a straight-line basis due to the short-term nature (generally one year or less) of tenant leases.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. Substantially all financial instruments reflected in the Partnership's consolidated balance sheet, consisting of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable, are, by their terms, equivalent with respect to carrying and fair values. Management is not aware of the existence of any off-balance-sheet financial instruments.

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

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             Notes to Consolidated Financial Statements (continued)



3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally impairment loss, depreciation expense, and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 1998 and 1997 is approximately $6,076 greater and $631,485 less, respectively, than the taxable income of the Partnership. The aggregate cost of real estate for federal income tax purposes at December 31, 1998, is $12,989,107.

4.  PARTNERSHIP AGREEMENT

The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners' receiving their noncumulative, noncompounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions to partners in 1998 and 1997 were not sufficient to meet the Annual Preferred Return.

Net sale or refinancing proceeds, as defined, to the extent distributed, will be allocated to the Limited Partners until the Limited Partners receive distributions equal to their adjusted investment in the Partnership, together with an amount, to the extent not previously paid, necessary to yield an annual return on their adjusted investment of 10% per annum, which shall be cumulative but noncompounded. Thereafter, 85% of any additional net sale or refinancing proceeds will be allocated to the Limited Partners, and 15% will be allocated to the General Partners. Net proceeds from a sale may not be reinvested in new properties by the Partnership after the Partnership has completed its second year of operations. Net proceeds from a refinancing will be reinvested only to the extent necessary for improvements and repairs to existing properties.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             Notes to Consolidated Financial Statements (continued)



4.  PARTNERSHIP AGREEMENT (CONTINUED)

The Partnership shall continue until December 31, 2027, unless sooner terminated pursuant to the applicable provisions of the Partnership Agreement.

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 1998, cash restricted for working capital reserve purposes was $377,320.

Effective July 1, 1997, the Partnership purchased and retired 361 Limited Partnership units from the Limited Partners at a cost of $86,606.

5.  RELATED PARTY TRANSACTIONS

On July 1, 1997, the President of the Managing General Partner and another related party purchased 140 limited partnership units at a cost of $240 per unit.

The Partnership pays management fees to Chrisken Real Estate Management Company, Inc. (Chrisken), an affiliate of the General Partners. Management fees are calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for Self-Storage. Total management fees for 1998 and 1997 were $146,360 and $139,710, respectively. The agreements are subject to annual renewal. In addition, the Partnership reimburses Chrisken for personnel costs directly attributable to property operations, totaling $290,950 and $265,496 in 1998 and 1997, respectively. These costs are included in property operation expenses in the accompanying consolidated statements of income.

In 1998 and 1997, an affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $27,000 and $26,500, respectively.

6.       LITIGATION

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the property owned by Springdale regarding termination of the contract to sell the property. The lawsuit was settled as of June 1, 1998. Settlement costs and related legal fees charged to expense pertaining to this matter amounted to $77,142 in 1998 and $23,302 in 1997.