Form 10QSB
period 1999-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1999-05-14
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                    Page
PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements
               (UNAUDITED)

               Consolidated Balance Sheet at
               March 31, 1999                                       2

               Consolidated Statements of Income
               for the Three Months Ended
               March 31, 1999 and 1998                              3

               Consolidated Statement of Partners'
               Capital for the Three Months Ended
               March 31, 1999                                       4

               Consolidated Statements of Cash Flows for
               the Three Months Ended March 31, 1999
               and 1998                                             5

               Notes to Consolidated Financial Statements           6

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                    7

PART II        OTHER INFORMATION

     Item 1.   Legal Proceedings                                    11

     Item 2.   Changes in Securities and Use of Proceeds            11

     Item 3.   Defaults Upon Senior Securities                      11

     Item 4.   Submissions of Matters to a Vote of
               Security Holders                                     11

     Item 5.   Other Information                                    11

     Item 6.   Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                           12

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           Consolidated Balance Sheet

                                 March 31, 1999
                                   (UNAUDITED)


ASSETS
Cash and cash equivalents                                   $   677,222
Restricted cash                                                 377,320
Accounts receivable                                              28,013
Other                                                             3,414
                                                            -----------
                                                              1,085,969

Investment in real estate, at cost:
   Land                                                       2,241,388
   Buildings and improvements                                10,847,062
   Equipment                                                    261,024
                                                            -----------
                                                             13,349,474
   Accumulated depreciation                                  (2,179,296)
                                                            -----------
                                                             11,170,178
                                                            -----------
   Total assets                                             $12,256,147
                                                            -----------
                                                            -----------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                            $    48,051
Tenants' security deposits                                       93,627
Deferred income and prepaid rent                                 86,882
Accrued real estate taxes                                       195,904
                                                            -----------
Total liabilities                                               424,464

Partners' capital, 36,948 limited partnership
units issued and outstanding                                 11,831,683
                                                            -----------
Total liabilities and partners' capital                     $12,256,147
                                                            -----------
                                                            -----------

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        Consolidated Statements of Income
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                     1999              1998
                                                  ---------------------------
REVENUE
Rental                                            $677,754           $636,053
Interest                                            11,942             11,426
Other                                               33,926             31,696
                                                  ---------------------------
Total revenue                                      723,622            679,175

EXPENSES
Property operations and maintenance                137,615            155,755
Depreciation                                       132,443             50,297
General and administrative                         203,349            217,347
Management fees - Affiliate                         38,140             35,410
                                                  ---------------------------
Total expenses                                     511,547            458,809
                                                  ---------------------------
Net income                                        $212,075           $220,366
                                                  ---------------------------
                                                  ---------------------------
Net income allocated to general partners          $ 21,208           $ 22,037
                                                  ---------------------------
                                                  ---------------------------
Net income allocated to limited partners          $190,867           $198,329
                                                  ---------------------------
                                                  ---------------------------
Net income allocated to limited partners
   per limited partnership units
   outstanding                                    $   5.15           $   5.37
                                                  ---------------------------
                                                  ---------------------------
Limited partnership units outstanding               36,948             36,948
                                                  ---------------------------
                                                  ---------------------------

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Consolidated Statement of Partners' Capital

                        Three months ended March 31, 1999
                                   (UNAUDITED)

                                        PARTNERS' CAPITAL ACCOUNTS
                                  --------------------------------------------
                                   GENERAL         LIMITED
                                  PARTNERS         PARTNERS           TOTAL
                                  --------------------------------------------
Balance at January 1, 1999        $428,255        $11,470,886      $11,899,141
Distributions (A)                        -           (279,533)        (279,533)
Net income                          21,208            190,867          212,075
                                  --------------------------------------------
Balance at March 31, 1999         $449,463        $11,382,220      $11,831,683
                                  --------------------------------------------
                                  --------------------------------------------

(A) Cash distributions paid per limited partnership unit were $7.57.

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                          MARCH 31
                                                    1999             1998
                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                       $ 212,075        $ 220,366
Adjustments to reconcile net income
  to net cash flows provided by
  operating activities:
     Depreciation                                  132,443           50,297
     Net changes in operating assets
       and liabilities:
       Decrease (increase) in accounts
         receivable                                 10,639           (4,583)
         (Increase) in other assets                   (823)          (7,588)
       (Decrease) in accounts payable
         and accrued expenses                     (169,014)        (137,927)
       (Decrease) increase in deferred
         income and prepaid rent                    (7,839)           4,284
       Increase in tenants' security
         deposits                                    1,669            3,155
                                                 --------------------------
Net cash flows provided by operating
  activities                                       179,150          128,004

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate             (15,211)         (37,590)
                                                 --------------------------
Cash flows used in investing activities            (15,211)         (37,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                     (279,533)        (244,572)
                                                 --------------------------
Cash flows used in financing activities           (279,533)        (244,572)
                                                 --------------------------
Net decrease in cash and cash
  equivalents                                     (115,594)        (154,158)
Cash and cash equivalents,
  beginning of period                              792,816          594,370
                                                 --------------------------
Cash and cash equivalents, end of period         $ 677,222        $ 440,212
                                                 --------------------------
                                                 --------------------------

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Notes to Consolidated Financial Statements
                                   (UNAUDITED)

1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Chrisken Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $677,222 and $792,816 as of March 31, 1999 and December 31, 1998, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accounts payable and accrued liabilities, and distributions in excess of net cash provided by operating activities. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 1999 and December 31, 1998) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

     For Springdale Apartments management has budgeted the following major repairs or improvements to the property to be completed during 1999: grounds and signage enhancements ($18,000), exterior painting ($10,000), renovation of ten apartment units ($34,000), apartment entry door replacement ($35,000),and continued carpet ($72,000) and appliance replacement ($42,000) as needed due to obsolescence. For Gold Coast Storage management has budgeted the following major repairs or improvements to the property to be completed during 1999: elevator repairs ($13,000), roof and exterior brick repairs ($14,000), paving and concrete repairs ($12,000), fence replacement ($6,500), phase two of security monitoring system ($38,000), and the addition of 5,850 rentable square feet of garage style storage space ($300,000). This additional rental space is estimated to generate annual gross revenues of approximately $104,000.

     RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 98% at March 31, 1999, 97% at December 31, 1998, and 95% at March 31, 1998. Rental revenue increased during the three months ended March 31, 1999 as compared to the same period one year earlier, primarily due to a moderate increase in rental rates and a significant reduction in vacancy loss. The General Partners believe that occupancy at Springdale Apartments will remain between 95 - 98% for the remainder of 1999.

     Occupancy at Gold Coast Storage was 88% at March 31, 1999, 88% at December 31, 1998, and 93% at March 31, 1998. Rental revenue increased during the three months ended March 31, 1999 as compared to the same period one year earlier, primarily due to a 2.7% net effective increase in rental rates. The General Partners believe that occupancy at Gold Coast will remain between 85
- 90% for the remainder of 1999.

     Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to increase occupancy percentages, and rental rates, at both locations.

Management anticipates occupancy at both Properties to remain at present levels during the remainder of 1999.

     Rental and other revenue of $422,668 for Springdale Apartments for the three months ended March 31, 1999 increased 11.5% from rental revenue of $379,173 for the three months ended March 31, 1998. The increase in rental revenue primarily resulted from moderately increased rental rates and a significant reduction in vacancy loss in 1999. Rental and other revenue at Gold Coast Storage increased by approximately 2% from $288,576 for the three months ended March 31, 1998 to $294,393 for the three months ended March 31, 1999, due to a 2.7% net effective increase in rental rates partially offset by a reduction in sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the three months ended March 31, 1999 of $717,061 increased by 7.4% from the three months ended March 31, 1998 of $667,749 due to the factors detailed above affecting the Specified Properties.

     Expenses for the three months ended March 31, 1999, attributable to Springdale Apartments of $267,924 were approximately 22% higher than expenses for the three months ended March 31, 1998 of $219,514, due primarily to the reinstatement of depreciation expense, partially offset by lower property operating and maintenance, and general and administrative expenses. Before depreciation expense, the Springdale Apartments had total expenses of $185,828 for the three months ended March 31, 1999, compared to $219,514. for the three months ended March 31, 1998. In the latter part of 1997, Springdale Apartments was reclassified to "Assets Held for Sale" which resulted in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121(SFAS 121) "IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF". However, negotiations with a potential buyer of the property were terminated June 1, 1998. Also pursuant to SFAS 121, the Property was reclassified as "Held for Investment" and depreciation expense was resumed June 1, 1998. The Partnership is not currently marketing the Springdale Apartments. Property operating and maintenance expenses were lower primarily due to the resumption of treating appliance replacement, carpet replacement, and certain electrical and grounds expenses as additions to investment in real estate. In the first quarter of 1998 these expenditures were treated as current period costs as set forth in SFAS 121. Property operating expenses also decreased due to lower painting and decoration, grounds maintenance, and water and sewer expenses, partially offset by increased heating fuel and heating system repair costs. Water and sewer expenses are lower in the current period due to overstated first quarter 1998 accrual estimates caused by billing errors by the utility company. Heating fuel costs are higher compared to the first quarter of 1998 due to mild temperatures during that period and overstated fourth quarter 1997 accrual estimates. General and administrative expenses are lower for the quarter ended March 31, 1999 as compared to the same period one year earlier due primarily to legal fees and property disposition costs incurred in 1998 for which there are no comparable expenses in 1999. General and administrative expenses are also lower due to decreased advertising and insurance expense, partially offset by higher office administrative costs, real estate taxes, and pager and answer service expense. Administrative salaries are higher due to increased salary levels. Management fee expense is higher due to increased revenue.

     Overall expenses attributable to Gold Coast Storage for the three months ended March 31, 1999 of $217,151 increased 9% compared to overall expenses for the three months ended March 31, 1998 of $199,031. Property operating and maintenance expenses are higher in 1999 as compared to the first quarter of 1998 due to higher electric, plumbing repairs, elevator maintenance, grounds maintenance, and heating and ventilation repairs, offset by decreased water and sewer, heating fuel, and maintenance payroll. Grounds maintenance expense increased primarily due to higher snow plowing costs resulting from heavy snow fall in early 1999. Depreciation expense is slightly higher during the current period due to additions to investment in real estate during 1998. General and administrative expenses during 1999 are higher than 1998 with increases in advertising, training and administrative expenses, and administrative salaries offset by lower property insurance and professional fees. Management fees are higher due to increased revenue.

     Overall expenses incurred by the Specified Properties for the three months ended March 31, 1999 of $485,075 increased by approximately 15.9% from the three months ended March 31, 1998 of $418,545, primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that operational expenses in 1999 will be similar to those experienced in 1998. The reinstatement of depreciation expense, as discussed above, will result in increased aggregate expenses in 1999 as compared to 1998.

     Net income for the three months ended March 31, 1999 of $154,744 from Springdale Apartments decreased from the three months ended March 31, 1998 of $159,659 due primarily to the restatement of depreciation expense, offset by increased rental revenue, lower property operating, and maintenance, and general, and administrative expenses. Net income for the three months ended March 31, 1999 of $77,242 from Gold Coast Storage decreased 13.7% as compared to net income for the three months ended March 31, 1998 of $89,545, due to increased property operating, and general and administrative expenses, and lower sundry income partially offset by increased rental revenue.

     Interest income earned by the Partnership for the three months ended March 31, 1999 of $6,561 is lower than the $11,426 earned during the three months ended one year earlier because excess cash was held the Springdale Apartments earning $5,381 in interest. Administrative expenses incurred by the Partnership for the three months ended March 31, 1999 of $26,472 decreased by approximately 34.3% from the three months ended one year earlier of $40,264 due to a bookkeeping error which overstated the 1998 accounting and tax service fees by $10,000.

     Overall net income for the three months ended March 31, 1999 of $212,075 decreased from the three months ended March 31, 1998 of $220,366 due to increased rental revenue offset by increased expenses at the Specified Properties as discussed above.

     Net cash flows provided by operations for the three months ended March 31, 1999 was $179,150 compared to net cash flows provided by operations of $128,004 for the three months ended March 31, 1998. The change was primarily the result of an increase in tenants' security liabilities and an increase in deferred income and prepaid rent offset by a decrease in accounts payable and accrued expenses, an increase in accounts receivable, and an increase in other assets. Additions to investment in real estate at the Specified Properties decreased to $15,211 for the three months ended March, 31, 1999, compared to $37,590 for the same period one year ago. Additions to investment in real estate during 1999 at Springdale Apartments during the first quarter of 1999 included continued carpet and appliance replacement, and grounds maintenance equipment replacement. There were no significant additions to investment in real estate at Gold Coast Storage during the first quarter of 1999. Distributions to Limited Partners during the three months ended March 31, 1999 totaled $279,533 compared to distributions of $244,572 during the three months ended March 31, 1998. The General Partners anticipate that distributions to Limited Partners will remain at the current level throughout 1999, provided that revenues and expenses also remain stable during the remainder of the year.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               Exhibit 27, Financial Data Schedule

         (B)   Reports on Form 8-K.

               No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                                  (Registrant)


                                    By: ChrisKen Income Properties
                                        Inc., Managing General
                                        Partner


Date: May 12, 1999                  By: /s/John F. Kennedy
                                        --------------------------
                                        John F. Kennedy
                                        Director and President