Form 10QSB
period 1999-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1999-08-16
CIK 815278

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

[X]                       QUARTERLY REPORT UNDER SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

[ ]                       TRANSITION REPORT UNDER SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                              --------------------   ------------------

                           Commission File Number  0-17602
-------------------------------------------------------------------------------

                       ChrisKen Partners Cash Income Fund L.P.
-------------------------------------------------------------------------------
               (Exact name of small business issuer as Specified in its
                         certificate of Limited partnership)


           Delaware                               36-3521124
-----------------------------              ------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)              Identification Number)


345 North Canal Street, Chicago, Illinois            60606
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

                       CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                        INDEX


                                                               PAGE
                                                               ----
PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (UNAUDITED)

               Consolidated Balance Sheet at
               June 30, 1999                                     2

               Consolidated Statements of Income
               for the Six Months Ended
               June 30, 1999 and 1998                            3

               Consolidated Statement of Partners'
               Capital for the Six Months Ended
               June 30, 1999                                     4

               Consolidated Statements of Cash Flows for
               the Six Months Ended June 30, 1999
               and 1998                                          5

               Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis or
               Plan of Operation                                 8

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                 12

     Item 2.   Changes in Securities                             12

     Item 3.   Defaults Upon Senior Securities                   12

     Item 4.   Submissions of Matters to a Vote of
               Security Holders                                  12

     Item 5.   Other Information                                 12

     Item 6.   Exhibits and Reports on Form 8-K                  12

SIGNATURE                                                        13

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           Consolidated Balance Sheet

                                  June 30, 1999
                                   (UNAUDITED)


ASSETS
Cash and cash equivalents                                              $      769,269
Restricted cash                                                               377,320
Accounts receivable                                                            67,194
Prepaid expenses                                                                3,785
                                                                    -------------------
                                                                            1,217,568
Investment in real estate, at cost:
   Land                                                                     2,220,195
   Buildings and improvements                                              10,872,669
   Personal property                                                          296,792
                                                                    -------------------
                                                                           13,389,656
   Accumulated depreciation                                                (2,311,739)
                                                                    -------------------
                                                                           11,077,917

                                                                    -------------------
Total assets                                                              $12,295,485
                                                                    -------------------
                                                                    -------------------

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                       $       44,185
Tenants' security deposits                                                     91,894
Deferred income and prepaid rent                                               83,536
Accrued real estate taxes                                                     214,088
                                                                    -------------------
Total liabilities                                                             433,703

Partners' capital, 36,948 limited partnership units issued and
outstanding                                                                11,861,782
                                                                    -------------------
Total liabilities and partners' capital                                   $12,295,485
                                                                    -------------------
                                                                    -------------------

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        Consolidated Statements of Income
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30                         JUNE 30
                                                        1999            1998            1999            1998
                                                  -----------------------------------------------------------------
REVENUE
Rental                                               $   691,994      $ 644,761        $1,369,748     $1,280,814
Interest                                                  10,220         10,545            22,162         21,971
Other                                                     31,662         46,217            65,588         77,913
                                                  -----------------------------------------------------------------
Total revenue                                            733,876        701,523         1,457,498      1,380,698

EXPENSES
Property operations                                      127,220        136,993           264,834        292,748
Depreciation                                             132,443         50,297           264,886        100,594
General and administrative                               171,898        246,393           375,247        463,740
Management fees - Affiliate                               39,097         38,836            77,237         74,246
                                                  -----------------------------------------------------------------
Total expenses                                           470,658        472,519           982,204        931,328
                                                  -----------------------------------------------------------------
Net income                                           $   263,218      $ 229,004        $  475,294     $  449,370
                                                  -----------------------------------------------------------------
                                                  -----------------------------------------------------------------
Net income allocated to general partners             $    26,366      $  22,900        $   47,529     $   44,937
                                                  -----------------------------------------------------------------
                                                  -----------------------------------------------------------------
Net income allocated to limited partners             $   236,852      $ 206,104        $  427,765     $  404,433
                                                  -----------------------------------------------------------------
                                                  -----------------------------------------------------------------
Net income  allocated  to limited  partners per
   limited partnership unit outstanding              $      6.41      $    5.58        $    11.58     $    10.95
                                                  -----------------------------------------------------------------
                                                  -----------------------------------------------------------------
Limited partnership units outstanding                     36,948         36,948            36,948         36,948
                                                  -----------------------------------------------------------------
                                                  -----------------------------------------------------------------

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Consolidated Statement of Partners' Capital

                         Six months ended June 30, 1999
                                   (UNAUDITED)


                                                                  PARTNERS' CAPITAL ACCOUNTS
                                                     ------------------------------------------------------
                                                         GENERAL             LIMITED
                                                         PARTNERS            PARTNERS           TOTAL
                                                     ------------------------------------------------------
Balance at January 1, 1999                                  $428,255        $11,470,886      $11,899,141
Distributions (A)                                                  -           (512,653)        (512,653)
Net income                                                    47,529            427,765          475,294
                                                     ------------------------------------------------------
Balance at June 30, 1999                                    $475,784        $11,385,998      $11,861,782
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

(A) Summary of 1999 quarterly cash distributions paid per limited partnership unit:


First quarter                                        $7.57
Second quarter                                       $6.30

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                                       1999           1998
                                                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $475,294        $449,370
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                      264,886         100,594
     Net changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                      (28,542)          8,927
       (Increase) decrease in other assets                                              (1,194)         21,512
       Decrease in accounts payable and accrued expenses                              (154,696)       (130,330)
       (Decrease) increase in deferred income and prepaid rent                         (11,185)          6,631
       (Decrease)eIncrease in tenants' security deposits                                   (64)          2,753
                                                                                -------------------------------
Net cash flows provided by operating activities                                        544,499         459,457

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                 (55,393)        (38,612)
                                                                                -------------------------------
Cash flows used in investing activities                                                (55,393)        (38,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                                         (512,653)       (483,470)
                                                                                -------------------------------
Cash flows used in financing activities                                               (512,653)       (483,470)
                                                                                -------------------------------
Net decrease in cash and cash equivalents                                              (23,547)        (62,625)
Cash and cash equivalents, beginning of period                                         792,816         594,370
                                                                                -------------------------------
Cash and cash equivalents, end of period                                              $769,269        $531,745
                                                                                -------------------------------
                                                                                -------------------------------

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

2.  SEGMENT INFORMATION


                                                            THREE MONTHS
                                        ENDED JUNE 30, 1999              ENDED JUNE 30, 1998
                                    --------------------------------------------------------------
                                     RESIDENTIAL       SELF           RESIDENTIAL       SELF
                                      APARTMENT      STORAGE           APARTMENT       STORAGE
                                       COMPLEX       FACILITY           COMPLEX       FACILITY
                                    --------------------------------------------------------------
Property operating revenues              $ 422,901     $302,806           $ 385,205     $ 288,576
Operating income                           161,323      109,474             137,778        81,292
Total assets                             1,578,431    4,809,332           6,692,530     4,944,053


                                                             SIX MONTHS
                                        ENDED JUNE 30, 1999              ENDED JUNE 30, 1998
                                    --------------------------------------------------------------
                                     RESIDENTIAL       SELF           RESIDENTIAL       SELF
                                      APARTMENT      STORAGE           APARTMENT       STORAGE
                                       COMPLEX       FACILITY           COMPLEX       FACILITY
                                    --------------------------------------------------------------
Property operating revenues               $845,569     $597,199            $764,378      $594,349
Net income                                 316,068      186,716             297,437       170,837


A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30                           JUNE 30
                                                        -----------------------------     ---------------------------
                                                             1999          1998               1999          1998
                                                             ----          ----               ----          ----
Total operating income for reportable segments                                                $502,784     $468,274
                                                             $270,797      $219,070
General and administrative expense                            (15,748)         (611)           (42,220)     (40,875)
Interest income                                                 8,169        10,545             14,730       21,971
                                                        -----------------------------     ---------------------------
Net income                                                   $263,218      $229,004           $475,294     $449,370
                                                        -----------------------------     ---------------------------
                                                        -----------------------------     ---------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $769,269 and $792,816 as of June 30, 1999, and December 31, 1998, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accounts payable and accrued liabilities, and an increase in accounts receivable. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 1999, and December 31, 1998) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

     For Springdale Apartments management has budgeted the following major repairs or improvements to the property to be completed during 1999: grounds and signage enhancements ($18,000), exterior painting ($10,000), renovation of ten apartment units ($34,000), apartment entry door replacement ($35,000), and continued carpet ($72,000) and appliance replacement ($42,000) as needed due to obsolescence. For Gold Coast Storage management has budgeted the following major repairs or improvements to the property to be completed during 1999: elevator repairs ($13,000), roof and exterior brick repairs ($14,000), paving and concrete repairs ($12,000), fence replacement ($6,500), phase two of security monitoring system ($38,000), and the addition of 5,850 rentable square feet of garage style storage space ($300,000). This additional rental space is estimated to generate annual gross revenues of approximately $104,000. The construction of the additional storage space has been delayed due contractor/cost issues and zoning issues with the City of Chicago. In now appears the this project will be delayed until the spring of 2000.

RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 98% at June 30, 1999, 97% at December 31, 1998, and 95% at June 30, 1998. Rental revenue increased during the six months ended June 30, 1999, as compared to the same period one year earlier primarily due to a moderate increase in rental rates and a significant reduction in rent concessions and vacancy loss. The General Partners believe that occupancy at Springdale Apartments will remain between 95 - 98% for the remainder of 1999.

     Occupancy at Gold Coast Storage was 86% at June 30, 1999, 88% at December 31, 1998, and 90% at June 30, 1998. Rental revenue increased during the six months ended June 30, 1999, as compared to the same period one year earlier, primarily due to a 1.8% net effective increase in rental rates. The General Partners believe that, due to increased competition, occupancy at Gold Coast will remain between 86 - 91% for the remainder of 1999.

     Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. Management anticipates that occupancy at both Properties will remain at present levels during the remainder of 1999.

     Rental and other revenue of $845,569 for Springdale Apartments for the six months ended June 30, 1999, increased 10.6% from rental revenue of $764,378 for the six months ended June 30, 1998. The increase in rental revenue primarily resulted from moderately increased rental rates and a significant reduction in rent concessions and vacancy loss. Rental and other revenue at Gold Coast Storage increased by approximately .5% from $594,349 for the six months ended June 30, 1998, to $597,199 for the six months ended June 30, 1999, due to a net increase in rental rates of approximately 1.8% partially offset by a reduction in sundry income. During 1999 Gold Coast has experienced an increase in local competition which has resulted in higher than anticipated vacancy. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the six months ended June 30, 1999, of $1,442,768 increased by 6.2% from the six months ended June 30, 1998, from $1,358,727 due to the factors detailed above affecting the Specified Properties.

     Expenses for the six months ended June 30, 1999, attributable to Springdale Apartments of $529,501 were approximately 13.4% higher than expenses for the six months ended June 30, 1998, of $466,941, due primarily to the reinstatement of depreciation expense, partially offset by lower property operating and maintenance, and general and administrative expenses. Before depreciation expense, the Springdale Apartments had total expenses of $365,329 for the six months ended June 30, 1999, compared to $466,941 for the six months ended June 30, 1998. In the latter part of 1997, Springdale Apartments was reclassified to "Assets Held for Sale" which resulted in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121(SFAS 121) "IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF". However, negotiations with a potential buyer of the property were terminated June 1, 1998. Also pursuant to SFAS 121, the Property was reclassified as "Held for Investment" and depreciation expense was resumed. The Partnership is not currently marketing the Springdale Apartments. Property operating and maintenance expenses were lower primarily due to the resumption of treating appliance replacement, carpet replacement, and certain electrical and grounds expenses as additions to investment in real estate. During the majority of the first six months of 1998 this type of expenditure was treated as current period
costs as set forth in SFAS 121.   Property operating expenses also decreased
due to lower painting and decoration, grounds maintenance, plumbing supplies and repairs and water and sewer expenses, partially offset by increased janitorial, maintenance, heating fuel and heating system repair costs. Water and sewer expenses for the first six months of 1999 are lower than water and sewer expenses for the first six months of 1998 , on an accrual basis, due to understated fourth quarter 1997 accrual estimates which resulted in higher expenses in 1998. Heating fuel costs are higher in the first six months of 1999 in comparison to the same period for 1998, on an accrual basis, due to overstated fourth quarter 1997 accrual estimates which resulted in lower expenses in 1998. General and administrative expenses are lower for the period ended June 30, 1999, as compared to the same period one year earlier due primarily to legal fees and property disposition costs incurred in 1998 for which there are no comparable expenses in 1999. General and administrative expenses are also lower due to decreased insurance expense, partially offset by higher real estate taxes, and pager and answer service expense. Administrative salaries are higher due to increased salary levels. Management fee expense is higher due to increased revenue.

     Expenses attributable to Gold Coast Storage for the six months ended June 30, 1999, of $410,483 are 3.1% lower compared to expenses for the six months ended June 30, 1998, of $423,512. Property operating and maintenance expenses are slightly higher in 1999 as compared to the first six months of 1998 due to increased security, janitorial, electricity, grounds, elevator maintenance, and heating and ventilation system repairs offset by lower maintenance payroll, heating fuel costs and structural repair expenses. Grounds maintenance expense increased primarily due to higher snow plowing costs resulting from heavy snow fall in early 1999. Depreciation expense is slightly higher during the current period due to additions to investment in real estate during 1998. General and administrative expenses during the first six months of 1999 are 7% lower compared to 1998 due to decreased advertising costs, property insurance expenses, professional fees, bad debt expenses, and real estate taxes, partially offset by increased office expense and administrative salaries, legal fees, and pager and answering service
expense.   Management fee expense for 1999 is comparable to 1998.

     Overall expenses incurred by the Specified Properties for the six months ended June 30, 1999, of $939,984 increased approximately 5.6% from the six months ended June 30, 1998, of $890,453 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that, in aggregate, expenses in 1999 will be similar to those experienced in 1998. The reinstatement of depreciation expense, as discussed above, will result in increased aggregate expenses in 1999 as compared to 1998.


     Net income for the six months ended June 30, 1999, of $316,067 from Springdale Apartments increased from the six months ended June 30, 1998, of $297,437 due primarily to increased rental revenue and decreased property operating and maintenance and general and administrative expenses, offset by the reinstatement of depreciation expense. Net income for the six months ended June 30, 1999, of $186,716 from Gold Coast Storage increased 9.3% as compared to net income for the six months ended June 30, 1998, of $170,837 due to slightly increased rental revenue and decreased general and administrative expenses and management fees, offset by slightly higher property operating and maintenance, and depreciation expense.

     Interest income earned by the Partnership for the six months ended June 30, 1999, of $14,730 is lower than the $21,971 earned for the six months ended one year earlier because excess cash was held by Springdale Apartments earning $7,432 in interest. Administrative expenses incurred by the Partnership for the six months ended June 30, 1999, of $42,220 are higher as compared to one year earlier expenses of $40,875 primarily due to a timing difference in the payment of accounting and tax service fees.

     Overall net income for the six months ended June 30, 1999, of $475,290 increased from the six months ended June 30, 1998, of $449,370 due to increased rental revenue and decrease expenses at the Specified Properties.

     Net cash flows provided by operations for the six months ended June 30, 1999, was $544,499 compared to net cash flows provided by operations of $459,457 for the six months ended June 30, 1998. The change was primarily the result of an increase in net income, the suspension of the recognition of depreciation expense as discussed above, a decrease in deferred income and prepaid rents offset by an increase in accounts receivable and a decrease in payable and accrued expenses, during the six months ended June 30, 1999, as compared to the period ended June 30, 1998. Additions to investment in real estate at the Specified Properties increased to $55,393 for the six months ended June 30, 1999, compared to $38,612 for the same period one year ago. Additions to investment in real estate at Gold Coast during 1999 is nominal. As discussed above, Statement of Financial Accounting Standards No. 121 requires that all expenditures be immediately expensed if a property is held for sale, therefore there were no additions to investment in real estate during the first half of 1998 at Springdale Apartments. Additions to investment in real estate at Springdale Apartments during 1999 primarily consisted of carpet and appliance replacement. Distributions to Limited Partners during the six months ended June 30, 1999, totaled $552,988 compared to distributions of $488,193 during the six months ended June 30, 1998. The General Partners anticipate that distributions to Limited Partners will remain at the current level throughout 1999, provided that revenues and expenses also remain stable during the remainder of the year.

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

     The Partnership receives certain ancillary and management services from ChrisKen Management. The services provided include all of the Partnership's critical functions that utilize software that may have time-sensitive applications. ChrisKen Management has completed testing all mission critical software. ChrisKen Management has obtained documentation related to year 2000 readiness from its banking and other outside vendors. In addition, ChrisKen Management has developed a methodology to determine that all property operating mission critical systems are year 2000 ready. The evaluation, testing and remediation activities related to property operating systems are completed. Costs relating to ChrisKen Management's systems are the responsibility of ChrisKen Management; therefore, the Partnership will incur no costs relating to these systems. Costs relating to property level systems and equipment will be charged to the Property.

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

     Some statements in this Form 10-Q are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which the Springdale Apartments and Gold Coast Storage compete and/or unanticipated changes in expenses or capital expenditures

                                       PART II

                       CHRISKEN PARTNERS CASH INCOME FUND L.P.
                           (A DELAWARE LIMITED PARTNERSHIP)


     Items 1 through 5 are omitted because of the absence of conditions under which they are required.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

                    Exhibit 27, Financial Data Schedule

               (b)  Reports on Form 8 - K.

                    No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                        CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        ---------------------------------------
                                     (Registrant)


                                        By:  ChrisKen Income Properties
                                             Inc., Managing General
                                             Partner


Date: August 11, 1999                   By:  /s/ John F. Kennedy
                                             ------------------------
                                             John F. Kennedy
                                             Director and President