Form 10QSB
period 1999-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 1999-11-15
CIK 815278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-17602

ChrisKen Partners Cash Income Fund L.P.
(Exact name of small business issuer as specified in its
certificate of Limited Partnership)

Delaware (State or other jurisdiction of incorporation or organization)	36-3521124 (I.R.S. Employer Identification Number)
345 North Canal Street, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 454-1626
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

ChrisKen Partners Cash Income Fund L.P.
INDEX

Chrisken Partners Cash Income Fund L.P.

(A Delaware Limited Partnership)

Consolidated Balance Sheet

September 30, 1999

(Unaudited)

Assets
Cash and cash equivalents	$890,693
Restricted cash	377,320
Accounts receivable	61,963
Prepaid expenses and other assets	20,187

1,350,163
Investment in real estate, at cost:
Land	2,253,724
Buildings and improvements	10,847,917
Personal property	337,364

13,439,005
Accumulated depreciation	(2,444,182)

10,944,823

Total assets	$12,344,986

Liabilities and partners' capital
Accounts payable	$39,948
Tenants' security deposits	88,131
Deferred income and prepaid rent	91,615
Accrued real estate taxes	294,444

Total liabilities	514,138
Partners' capital, 36,948 limited partnership units issued and outstanding	11,830,848

Total liabilities and partners' capital	$12,344,986

See accompanying notes.

Chrisken Partners Cash Income Fund L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Revenue
Rental	$690,154	$661,165	$2,059,902	$1,941,979
Interest	10,549	10,476	32,712	32,447
Other	44,943	48,968	110,530	126,881

Total revenue	745,646	720,609	2,203,144	2,101,307
Expenses
Property operations	113,436	134,544	378,270	427,292
Depreciation	132,443	50,297	397,329	150,891
General and administrative	204,788	218,322	580,036	682,062
Management fees—affiliate	36,908	34,221	114,145	108,467

Total expenses	487,575	437,384	1,469,780	1,368,712

Net income	$258,071	$283,225	$733,364	$732,595

Net income allocated to general partners	$25,807	$28,323	$73,336	$73,260

Net income allocated to limited partners	$232,264	$254,902	$660,028	$659,335

Net income allocated to limited partners per limited partnership unit outstanding	$6.29	$6.90	$17.86	$17.85

Limited partnership units outstanding	36,948	36,948	36,948	36,948

See accompanying notes.

Chrisken Partners Cash Income Fund L.P.

(A Delaware Limited Partnership)

Consolidated Statement of Partners' Capital

Nine months ended September 30, 1999

(Unaudited)

	Partners' Capital Accounts
	General Partners	Limited Partners	Total
Balance at January 1, 1999	$428,255	$11,470,886	$11,899,141
Distributions (A)	—	(801,657)	(801,657)
Net income	73,336	660,028	733,364

Balance at September 30, 1999	$501,591	$11,329,257	$11,830,848

(A)
Summary of 1999 quarterly cash distributions paid per limited partnership unit:

First quarter	$7.57
Second quarter	$6.30
Third quarter	$7.82

See accompanying notes.

Chrisken Partners Cash Income Fund L.P.

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	1999	1998
Cash flows from operating activities
Net income	$733,364	$732,595
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	397,329	150,891
Net changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(23,311)	6,396
(Increase) decrease in other assets	(17,596)	18,369
Decrease in accounts payable and accrued expenses	(78,577)	(82,212)
(Decrease) increase in deferred income and prepaid rent	(3,106)	1,744
(Decrease) increase in tenants' security deposits	(3,827)	10,669

Net cash flows provided by operating activities	1,004,276	838,452
Cash flows from investing activities
Additions to investment in real estate	(104,742)	(38,612)

Cash flows used in investing activities	(104,742)	(38,612)
Cash flows from financing activities
Distributions	(801,657)	(725,209)

Cash flows used in financing activities	(801,657)	(725,209)

Net decrease in cash and cash equivalents	97,877	74,631
Cash and cash equivalents, beginning of period	792,816	594,370

Cash and cash equivalents, end of period	$890,693	$669,001

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

2. Segment Information

	Three Months Ended
	September 30, 1999		September 30, 1998
	Residential Apartment Complex	Self Storage Facility	Residential Apartment Complex	Self Storage Facility
Property operating revenues	$418,427	$318,184	$390,697	$320,126
Operating income	144,753	106,053	175,213	105,199
Total assets	6,515,129	4,764,419	6,892,451	5,053,499
	Nine Months Ended
	September 30, 1999		September 30, 1998
	Residential Apartment Complex	Self Storage Facility	Residential Apartment Complex	Self Storage Facility
Property operating revenues	$1,263,996	$915,383	$1,155,075	$914,475
Operating income	460,820	292,768	472,650	276,034

Chrisken Partners Cash Income Fund L.P.

(A Delaware Limited Partnership)

Notes to Consolidated Financial Statements (continued)

(Unaudited)

2. Segment Information (continued)

    A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	1999	1998	1999	1998
Total operating income for reportable segments	$250,806	$280,412	$793,588	$748,684
General and administrative expense	(1,770)	(6,973)	(43,990)	(47,846)
Interest income	9,035	9,793	23,766	31,757

Net income	$258,071	$283,225	$773,364	$732,595

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

Liquidity and Capital Resources

    The Partnership had cash and cash equivalents of $890,693 and $792,816 as of September 30, 1999, and December 31, 1998, respectively. The increase in cash and cash equivalents is primarily due to an increase in net operating income before depreciation expense offset by an increase in accounts receivable and other assets, reductions in accounts payable and accrued liabilities, and additions to investment in real estate. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 1999, and December 31, 1998) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current Reserve amount is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

    For Springdale Apartments management anticipates the following major repairs or improvements to the property to be completed during the remainder of 1999: apartment entry door replacement ($14,000), and continued carpet ($10,000) and appliance replacement ($8,000) as needed due to obsolescence. For Gold Coast Storage management anticipates the following major repairs or improvements to the property to be completed during the remainder of 1999: elevator repairs ($10,000), roof and exterior brick repairs ($5,000). These expenditures will be funded from operating cash flow.

    In October 1999, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,800, of the outstanding Limited Partnership Units of the Partnership at $271 per Unit. The Partnership's records indicate that as of November 11, 1999, 130 Units were sold by Limited Partners to Bond Purchase, L.L.C. The Bond Purchase, L.L.C. offer expires on November 15, 1999. On October 26, 1999, the General Partners submitted an offer, with an expiration date of November 26, 1999, to the Limited Partners whereby the Partnership, its General Partners and certain affiliates, would purchase up to 4.9% of the outstanding Units of the Partnership at $285 per Unit. As a result of the Partnership's offer, its records indicate that 189 Units, or $53,865 in aggregate, were sold in response to the Partnership's offer. It is the Partnership's intention to purchase all units tendered by Limited Partners pending the number of Units tendered and the liquidity of the Partnership. Management believes that the Unit sales to Bond Purchase, L.L.C., or purchases of Units by the Partnership will not adversely affect the management or liquidity of the Partnership.

Results of Operations

    Occupancy at the Springdale Apartments was 96% at September 30, 1999, 97% at December 31, 1998, and 97% at September 30, 1998. Rental revenue increased during the nine months ended September 30, 1999, as compared to the same period one year earlier primarily due to a moderate increase in rental rates and a significant reduction in rent concessions and vacancy loss. The General Partners believe that occupancy at Springdale Apartments will remain between 95 - 98% for the remainder of 1999.

    Occupancy at Gold Coast Storage was 89% at September 30, 1999, 88% at December 31, 1998, and 87% at September 30, 1998. Rental revenue increased during the nine months ended September 30, 1999, as compared to the same period one year earlier, primarily due to a 2.5% net effective increase in rental rates. The General Partners believe that, due to increased competition, occupancy at Gold Coast will remain between 86 - 91% for the remainder of 1999.

    Management continues to aggressively market both the apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. Management anticipates that occupancy at both Properties will remain at present levels during the remainder of 1999.

    Rental and other revenue of $1,263,996 for Springdale Apartments for the nine months ended September 30, 1999, increased 9.4% from rental revenue of $1,155,075 for the nine months ended September 30, 1998. The increase in rental revenue primarily resulted from moderately increased rental rates and a significant reduction in rent concessions and vacancy loss. Rental and other revenue at Gold Coast Storage of $915,383 for the nine months ended September 30, 1999 is comparable to revenue of $914,475 for the nine months ended September 30, 1998, as the result of a net increase in rental rates of approximately 2.5% partially offset by a reduction in sundry income. During 1999 Gold Coast has experienced an increase in local competition which has resulted in higher than anticipated vacancy. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue of the Specified Properties for the nine months ended September 30, 1999, of $2,179,378 increased by 5.3% from the nine months ended September 30, 1998, from $2,069,550 due to the factors detailed above affecting the Specified Properties.

    Expenses for the nine months ended September 30, 1999, attributable to Springdale Apartments of $803,176 were approximately 17.7% higher than expenses for the nine months ended September 30, 1998, of $682,425, due primarily to the reinstatement of depreciation expense, partially offset by lower property operating and maintenance, and general and administrative expenses. Before depreciation expense, the Springdale Apartments had total expenses of $556,919 for the nine months ended September 30, 1999, compared to $682,425 for the nine months ended September 30, 1998. In the latter part of 1997, Springdale Apartments was reclassified to "Assets Held for Sale" which resulted in the suspension of the recognition of depreciation expense pursuant to Statement of Financial Accounting Standards No. 121(SFAS 121) "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". However, negotiations with a potential buyer of the property were terminated June 1, 1998. Also pursuant to SFAS 121, the Property was reclassified as "Held for Investment" and depreciation expense was resumed. Property operating and maintenance expenses were lower primarily due to the resumption of treating heating, air conditioning, appliance, and carpet replacement, as well as certain electrical and grounds expenses as additions to investment in real estate. During the majority of the first six months of 1998 this type of expenditure was treated as current period costs as set forth in SFAS 121. Property operating expenses also decreased due to lower painting and decorating, security, plumbing supplies and repairs and water and sewer expenses, partially offset by increased swimming pool supplies and repairs, janitorial, maintenance, heating fuel and heating system repair costs. Water and sewer expenses for the first nine months of 1999 are lower than water and sewer expenses for the first nine months of 1998, on an accrual basis, due to understated fourth quarter 1997 accrual estimates which resulted in higher expenses in 1998. Heating fuel costs are higher in the first nine months of 1999 in comparison to the same period for 1998, on an accrual basis, due to overstated fourth quarter 1997 accrual estimates which resulted in lower expenses in 1998. General and administrative expenses are lower for the period ended September 30, 1999, as compared to the same period one year earlier due primarily to legal fees and property disposition costs incurred in 1998 for which there are no comparable expenses in 1999. General and administrative expenses are also lower due to decreased marketing and administrative expenses, partially offset by higher real estate taxes and communications service expense. Administrative salaries are higher due to increased salary levels. Management fee expense is higher due to increased revenue.

    Expenses attributable to Gold Coast Storage for the nine months ended September 30, 1999, of $622,613 are 2.5% lower compared to expenses for the nine months ended September 30, 1998, of $638,440. Property operating and maintenance expenses are slightly lower in 1999 as compared to the first nine months of 1998 due to lower maintenance payroll, heating fuel costs and structural repair offset by increased security, janitorial, grounds, elevator maintenance, electrical supplies and repairs and heating and ventilation system supplies and repairs. Grounds maintenance expense increased primarily due to higher snow plowing costs resulting from heavy snow fall in early 1999. Depreciation expense is comparable for both periods. General and administrative expenses during the first nine months of 1999 are 4.7% lower compared to 1998 due to decreased bad debt and data processing expenses, partially offset by increased marketing, administrative salaries, legal fees, communications service expense. Management fee expense for 1999 is comparable to 1998.

    Overall expenses incurred by the Specified Properties for the nine months ended September 30, 1999, of $1,425,790 increased approximately 7.9% from the nine months ended September 30, 1998, of $1,320,865 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that, in aggregate, expenses in 1999 will be higher by a similar percentage as compared to those experienced in 1998. The reinstatement of depreciation expense, as discussed above, will result in increased expenses in 1999 as compared to 1998.

    Net income for the nine months ended September 30, 1999, of $460,820 from Springdale Apartments decreased from the nine months ended September 30, 1998, of $472,650 due primarily to increased rental revenue and decreased property operating and maintenance and general and administrative expenses, offset by the reinstatement of depreciation expense. Net income for the nine months ended September 30, 1999, of $292,768 from Gold Coast Storage increased 6% as compared to net income for the nine months ended September 30, 1998, of $276,034 due to slightly increased rental revenue and decreased general and administrative, and property operating and maintenance expenses.

    Interest income earned by the Partnership for the nine months ended September 30, 1999, of $23,766 is lower than the $31,757 earned for the nine months ended one year earlier because excess cash was held by Springdale Apartments earning $8,946 in interest. Administrative expenses incurred by the Partnership for the nine months ended September 30, 1999, of $43,990 are lower as compared to one year earlier expenses of $47,846 primarily due to a timing difference in the payment of accounting and tax service fees.

    Overall net income for the nine months ended September 30, 1999, of $733,364 increased from the nine months ended September 30, 1998, of $732,595 due to increased rental revenue and offset by increased expenses, primarily depreciation expense, at the Specified Properties.

    Net cash flows provided by operations for the nine months ended September 30, 1999, was $1,004,276 compared to net cash flows provided by operations of $838,452 for the nine months ended September 30, 1998. The change was primarily due to an increase in net operating income before depreciation expense offset by an increase in accounts receivable and other assets, reductions in accounts payable and accrued liabilities. Additions to investment in real estate at the Specified Properties increased to $104,742 for the nine months ended September 30, 1999, compared to $38,612 for the same period one year ago. Additions to investment in real estate at Gold Coast included office equipment and heating and ventilating system improvements. As discussed above, Statement of Financial Accounting Standards No. 121 requires that all expenditures be immediately expensed if a property is held for sale, therefore there were no additions to investment in real estate during the first half of 1998 at Springdale Apartments. Additions to investment in real estate at Springdale Apartments during 1999 primarily consisted of carpet and appliance replacement. Distributions to Limited Partners during the nine months ended September 30, 1999, totaled $801,657 compared to distributions of $725,209 during the nine months ended September 30, 1998. The General Partners anticipate that distributions to Limited Partners will remain at the current level for the remainder of 1999, provided that revenues and expenses also remain stable during the remainder of the year.

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

    ChrisKen Management expects to complete a contingency plan by November 30, 1999. ChrisKen Management believes that based on the status of the Partnership's real estate portfolio and its limited number of transactions, aside from catastrophic failures of banks, governmental agencies, etc., it could carry out substantially all of its critical administrative and accounting operations on a manual basis or easily convert to systems that are year 2000 ready. ChrisKen Management has targeted December 15, 1999, for the completion of contingency plans relating to property operating systems.

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

Item 6.  Exhibits and Reports on Form 8-K.

    (a)
    Exhibits.

      Exhibit 27, Financial Data Schedule

    (b)
    Reports on Form 8-K.

      No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CHRISKEN PARTNERS CASH INCOME FUND L.P. (Registrant)
	By:	ChrisKen Income Properties Inc., Managing General Partner
Date: November 11, 1999	By:	/s/ JOHN F. KENNEDY John F. Kennedy Director and President