Form 10KSB40
period 1999-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2000-03-29
CIK 815278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the Transition period from _______________ to _______________

                         Commission file number 0-17602

 -------------------------------------------------------------------------------
                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                 (Name of small business issuer in its charter)
--------------------------------------------------------------------------------


         Delaware                                             36-3521124
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


345 North Canal Street, Chicago, Illinois                         60606
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number                                 (312) 454-1626
-------------------------------------------------------------------------------


Securities registered under to Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interests
-------------------------------------------------------------------------------
                               (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES /X/. NO / /.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

         Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 1999, was $2,769,789. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,863,647 (based on the price at which Units were offered to the public) at December 31, 1999, and March 15, 2000. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                       PART I

Item 1.     Description of Business............................................................... 1
Item 2.     Description of Properties............................................................. 1
Item 3.     Legal Proceedings..................................................................... 7
Item 4.     Submission of Matters to a Vote of Security Holders .................................  7

                                       PART II

Item 5.     Market for Registrant's Limited Partnership Interests
              and Related Security Holder Matters................................................. 8
Item 6.     Management's Discussion and Analysis or Plan of Organization.......................... 8
Item 7.     Financial Statements................................................................. 11
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................... 11

                                      PART III

Item 9.     Directors' Executive Officers, Promoters and Control Persons; Compliance with  Section
            16(a) of the Exchange Act ........................................................... 12
Item 10.    Executive Compensation............................................................... 12
Item 11.    Security Ownership of Certain Beneficial Owners and Management....................... 13
Item 12.    Certain Relationships and Related Transactions....................................... 13
Item 13.    Exhibits and Reports on Form 8-K..................................................... 14

SIGNATURES....................................................................................... 15

INDEX TO FINANCIAL STATEMENTS....................................................................F-1


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

         The Partnership offered its units of limited partnership (the "Units") in a public offering pursuant to which it sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. From time-to-time the Partnership repurchased and retired Units. In 1996, 1997, and 1999 the Partnership purchased and retired 423 and 360.858, and 971.0235 Units, respectively. At December 31, 1998, 36,948.2736 Units were outstanding. At December 31, 1999 35,977.2501 Units were outstanding. The cost of the Units repurchased by the Partnership was $411,977.

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

Item 2. DESCRIPTION OF PROPERTIES.

         The Partnership holds the Specified Properties described below on an unencumbered or all cash basis. In identifying the Specified Properties, the General Partners considered various real property and financial factors, including the condition and use of such Properties, the prospects for long-range liquidity, income-producing capacity, possible long-term appreciation prospects and income tax considerations. The Partnership will not acquire additional properties. The Partnership originally expected to begin an orderly liquidation of the Specified Properties after a period of operations of five to ten years. The Partnership has been operating for more than ten years. During 1997 the Partnership began marketing the Springdale Apartments to potential buyers and planned to sell it during 1998. Pursuant to Statement of Financial Accounting Standards No. 121 "IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF" (SFAS No. 121), three significant accounting events took place in 1997: A) the Springdale Apartments was reclassified to "Assets Held for Sale", B) in the fourth quarter of 1997 the recognition of depreciation expense of the Springdale Apartments was discontinued, and C) a review of the Partnership's carrying value of the Springdale Apartments required the Partnership to recognize a provision for impairment of $644,066 in 1997. After extensive negotiations with the intended buyer regarding the sale of the Property the transaction was terminated in June 1998. The aforementioned SFAS No. 121 sets forth strict guidelines regarding the classification of assets. Because the Partnership did not meet those guidelines the Springdale Apartments has been reclassified to Assets Held for Investment and depreciation expense has been recognized effective June 1998. In connection with these negotiations, the Partnership incurred costs of $23,302 which were expensed in 1997, and in 1998 the Partnership incurred disposition and litigation costs of $77,142. The Partnership intends to hold the Specified Properties until such time as a sale or other disposition appears to be advantageous to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell or refinance a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The net proceeds of any such sale or refinancing would be distributed to the Partners in accordance with the terms of the Partnership Agreement.

                             Occupancy/Leased Space


                          Description of
Name and Location             Property                       12/31/95      12/31/96      12/31/97     12/31/98      12/31/99
-----------------         ---------------                    --------      --------      --------     --------      --------

Springdale                199 unit residential                  96%           88%           91%          97%           97%
Apartments                apartment complex
Waukesha,                 located on 13.9 acres
Wisconsin                 of land.

Gold Coast                155,997 square foot                   81%           89%           90%          88%           87%
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

         The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 1999, as follows:

                                                                        Average
                              No. of            Rent                  Approximate                  Rent/Sq.Ft.
                              Apart-             Per                   Apartment                    (Includes
    Apartment Type             Ments            Month                    Size                         Heat)
   ----------------           ------          --------              --------------                 -----------

      1BR, 1 Bath                 73          $660-675                677-733 SF                   $.97 -.92
     *1BR, 1 Bath                  6          $675-690                677-733 SF                   $1.00 -.94
      2BR, 2 Baths                91          $760-775                936-966 SF                   $.81-.80
     *2BR, 2 Baths                 9          $775-790                936-966 SF                   $.83 -.82
      3BR, 2 Baths                19          $925-940              1,150-1,200 SF                 $.80 -.78
     *3BR, 2 Baths                 1            $940                   1,150 SF                    $.82

 *Fully Renovated

         Although the current rental rates in the table above reflect an average increase of 4.8% over December 31, 1998 rental rates, recognized lease rates increased 2.3% during 1999. However, the average economic occupancy of the Springdale Apartments increased in 1999 to 97% as compared to 94% for 1998. Additionally, occupancy as of December 31, 1999, was 97% (see discussion in Item 6 below). Most tenant leases are for periods of from six months to one year. At December 31, 1999, there were seven tenants with month to month leases. No tenants lease more than one unit.

         ANALYSIS. The General Partners believe that the following information reflected market conditions as of December 31, 1999, for apartment complexes which may compete with the Springdale Apartments.

                                               Competitive Projects
                                                                                 Apartment            Average
                                                              Rent                 Size             Rent/Sq.Ft.
                                      Rent                     Per               (Average            (Includes
Project                        Apartment Type                 Month              in SF)                  Heat)
-------                        --------------               --------           -----------          -----------

Meadows                        A) 1BR/1 Bath                $645                      685            $.94
                               B) 1BR/1 Bath                $655                      708            $.93
                               A) 2BR/2 Bath                $700                      943            $.74
                               B) 2BR/2 Bath                $815                    1,115            $.73

Monterey *                      1BR/1 Bath                  $655-695              730-860            $.90-.81
(Waukesha)                      2BR/2 Bath                  $740-795            965-1,010            $.77-.79

Willow *                        1BR/1 Bath                  $600-625              630-912            $.95-.69
Creek                           2BR/1-1/2 Bath              $730-750            940-1,050            $.78-.71
(Waukesha)


*Does not include heat.;  A) = Not Remodeled; B) = Remodeled

         The Meadows, which is directly across the street from Springdale Apartments, completed remodeling its clubhouse, leasing center, fitness center and game room in 1996, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is a fourteen-year-old complex and rental rates do not include heat. Willow Creek is a eleven-to-twelve year old complex located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat, comprises 168 units.

         The Springdale Apartments are being depreciated using 27.5 year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners. However, pursuant to SFAS No. 121, in the fourth quarter of 1997 the recognition of depreciation was discontinued as the result of the reclassification of the Springdale Apartments to Assets Held for Sale. Because the Property did not meet the strict guidelines set forth by SFAS No. 121 the Property was reclassified to Assets Held for Investment and depreciation expense has been recognized effective June 1998. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 1999 primarily consisted of landscape improvements and new signage, entry door replacements, heating, ventilation and air conditioning replacement and carpet and appliance replacement. (see discussion in Item 6. below). Major improvements anticipated in 2000 include: new playground equipment, landscaping enhancements, new side walks, curbs, stoops and patios for one building, resurfacing one of the four parking lots, replacing parking lot lighting, replacing entry doors for approximately 84 apartments and apartment carpet and appliance replacement on an as needed basis.

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

         Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 1999, with the exception of approximately 4,647 square feet, were on a month-to-month basis. The average optimum lease rate for self-storage space is $16.24 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 1999, approximately 87% of the space was leased compared to 88% at December 31, 1998. On an economic basis, the average occupancy was 83% during 1999 and 89% during 1998.

         The Partnership has obtained insurance covering the contents of rented storage units where damage is due to negligence or malfeasance. However, the scope of this type of insurance is limited and will not cover wrongful action deemed to be willful. The expense of defending and, where appropriate, settling or paying such claims is an added cost of business to be borne by the Partnership. Although the past experience of ChrisKen Management would indicate that such claims should not materially affect the Partnership's financial condition or its results of operations, no assurance can be given regarding the number or amount of such claims or the cost of defending or disposing of them, which the Partnership may have to bear.
                                        4

         The size and type of self-storage units which are available are set forth in the chart below:

(1)      Gold Coast Storage - Interior

                                                                                                       Annual
                                                         Cost                    Cost                 Cost per
            Sq. Ft.                Size                Per Month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------
               16                    4x4x4             $ 30.00                  $ 360.00               $22.50
               32                    8x4x5               56.00                    672.00                21.00
               40                    5x8x9               70.00                    840.00                21.00
               50                   5x10x9               90.00                  1,080.00                21.60
               64                    8x8x9              112.00                  1,344.00                21.00
               80                   8x10x9              125.00                  1,500.00                18.75
              104                   8x13x9              135.00                  1,620.00                15.58
              144                   8x18x9              187.00                  2,244.00                15.58
              192                  12x16x9              230.00                  2,760.00                14.38
              352                  22x16x9              366.00                  4,392.00                12.48

(2)      Gold Coast Storage - Exterior

                                                                                                       Annual
                                                         Cost                    Cost                 Cost per
            Sq. Ft.                Size                Per Month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------
              200                    10x20             $240.00                 $2,880.00               $14.40
              250                    10x25              290.00                  3,480.00                13.92
              264                    12x22              304.00                  3,648.00                13.82
              300                    10x30              345.00                  4,140.00                13.80
              403                    13x31              419.00                  5,028.00                12.48

         ANALYSIS. The General Partners believe that the following information reflects the current market conditions for self-storage space for those facilities which may compete with Gold Coast Storage.

(1)         East Bank Storage (One)  (This location offers sales representatives
            429 West Ohio Street      a business center which includes private
                                      offices and free local telephone use and copier service.)

                                                                                                       Annual
                                                         Cost                    Cost                 Cost per
            Sq. Ft.                Size                Per Month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------
               25                    5x5x4              $50.00                   $600.00               $24.00
               50                   5x10x8               65.00                    780.00                15.60
               64                    8x8x8               90.00                  1,080.00                16.88
               80                   8x10x8              100.00                  1,200.00                15.00
              100                  10x10x8              125.00                  1,500.00                15.00

(2)      East Bank Storage (Two)  (This location opened during the fourth quarter 1996.)

                                                                                                       Annual
                                                         Cost                    Cost                  Cost per
            Sq. Ft.                Size                Per Month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------
               25                    5x5x8              $45.00                   $540.00               $21.60
               50                   5x10x8               65.00                    780.00                15.60
               80                   8x10x8               95.00                  1,140.00                14.25
              100                  10x10x8              115.00                  1,380.00                13.80
              150                  10x15x8              170.00                  2,040.00                13.60
              200                  10x20x8              210.00                  2,520.00                12.60

(3)      Public Storage     (This location opened for business in early 1996.)
         1129 N. Wells



                                                                                                       Annual
                                                         Cost                    Cost                  Cost per
            Sq. Ft.                Size                Per Month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------

               25                    5x5x8              $55.00                   $660.00               $26.40
               50                   5x10x8               89.00                  1,068.00                21.36
               80                   8x10x8              130.00                  1,560.00                19.50
              100                  10x10x8              159.00                  1,908.00                19.08
              200                  10x20x8              249.00                  2,988.00                14.94



(4)      Strong Box             (This property has modified some space
         1516 N. Orleans         into a temperature controlled cellar)



                                                                                                       Annual
                                                         Cost                    Cost                  Cost per
            Sq. Ft.                Size                Per Month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------

               16                    4x4x4              $42.00                   $504.00               $31.50
               25                    5x5x8               62.00                    744.00                29.76
               50                   5x10x8              110.00                  1,320.00                26.40
               64                    8x8x8              130.00                  1,560.00                24.38
               80                   8x10x8              158.00                  1,896.00                23.70
              100                  10x10x8              194.00                  2,328.00                23.28
              144                   8x18x8              240.00                  2,880.00                20.00



(5)          U-Stor-It
             2100 W. Fulton

                                                                                                       Annual
                                                         Cost                    Cost                  Cost per
            Sq. Ft.                Size                Per Month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------

               40                    5x8x8              $65.00                   $780.00               $19.50
               50                   5x10x8               70.00                    840.00                16.80
               80                   8x10x8              100.00                  1,200.00                15.00
              100                  10x10x8              120.00                  1,440.00                14.40
              150                  10x15x8              150.00                  1,800.00                12.00
              200                  10x20x8              200.00                  2,400.00                12.00
              250                  10x25x8              230.00                  2,760.00                11.04


(6)       U-Stor-It
          Harrison and Des Plaines Streets


                                                                                                       Annual
                                                         Cost                    Cost                  Cost per
            Sq. Ft.                Size                Per Month               Annually                Sq. Ft.
            -------                ----                ---------               --------                -------

               50                   5x10x8              $70.00                   $840.00               $16.80
              100                  10x10x8              125.00                  1,500.00                15.00
              125                10x12.5x8              130.00                  1,560.00                12.48
              150                  10x15x8              165.00                  1,980.00                13.20
              200                  10x20x8              180.00                  2,160.00                10.80
              250                  10x25x8              255.00                  3,060.00                12.24
              300                  10x30x8              305.00                  3,660.00                12.20



         Parking lot spaces are leased to an Affiliate of Gold Coast Storage which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $2,300 per month.

          Gold Coast Storage is being depreciated using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. Major improvements during 1999 included the completion of a new climate controlled section, heating and air conditioning repairs and replacements, exterior brick replacement and elevator repairs.(see
Item 6. below for further discussion). Major improvements anticipated for 2000 include new fencing around the entire perimeter of the Property, landscaping enhancements and the replacement of a roof top door.

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

         In 1996 and 1997, 423 and 360.858 Units, respectively, were repurchased and retired by the Partnership. At December 31, 1998, 36,948.2736 Units were outstanding. At December 31, 1999, and at March 15, 2000, there were 35,977.2501 Units issued and outstanding, which were held by a total of 1611 Unit holders. During 1999, 971.0235 Units were repurchased and retired by the Partnership.

         The Limited Partners were paid four cash distributions totaling $29.60 per Unit in 1999 and $26.23 per Unit in 1998.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF ORGANIZATION

LIQUIDITY AND CAPITAL RESERVES.

         The Partnership had cash and cash equivalents of approximately $708,616 as of December 31, 1999, and $792,816 as of December 31, 1998. The decrease in cash and cash equivalents on hand is the result of several primary factors: an increase in accounts receivable and prepaid expenses, additions to investment in real estate, the redemption of Units by the Partnership, and a decrease in accounts payable, offset by an increase in revenues and deferred income generated by the Specified Properties. The Partnership's restricted cash, representing operating and contingency reserves (the "Reserve"), was funded by proceeds from the Offering and had a balance of $377,320 on December 31, 1999, and December 31, 1998 (amount represents 2% of the gross proceeds of the Offering as required by the Limited Partnership Agreement). The Reserve is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

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

         In October 1999, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,800, of the outstanding Limited Partnership Units of the Partnership at $271 per Unit. The Partnership's records indicate that as of December 31, 1999, 469.27 Units were sold by Limited Partners to Bond Purchase, L.L.C. The Bond Purchase, L.L.C. offer expired on November 15, 1999. On October 26, 1999, the General Partners submitted an offer, with an expiration date of November 26 , 1999, to the Limited Partners whereby the Partnership, its General Partners and certain affiliates, would purchase up to 4.9% of the outstanding Units of the Partnership at $285 per Unit. As a result of the Partnership's offer, its records indicate that 971.0235 Units, or $276,741 in aggregate, were sold to the Partnership in response to the Partnership's offer. Management believes that the Unit sales to Bond Purchase, L.L.C., or purchases of Units by the Partnership will not adversely affect the management or the liquidity of the Partnership.

RESULTS OF OPERATIONS.

         COMPARISON OF 1999 TO 1998. Occupancy at the Springdale Apartments was 97% at December 31, 1999, and December 31, 1998. Economic occupancy at Springdale Apartments averaged approximately 97% during 1999. Management anticipates that occupancy will average 95 - 97% during 2000. Leased space at Gold Coast Storage was 87% at December 31, 1999, compared to 88% at December 31, 1998. On an economic basis, the average occupancy at Gold Coast Storage during 1999 was 83% and 89% in 1998. At December 31, 1999, the average optimum annual lease rate for self-storage space was $16.24 as compared to $14.63 one year earlier. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 2000 will range from 81-86% during 2000. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

         Overall rental revenue in 1999 attributable to the Specified Properties ($2,769,789) increased by approximately 5.1% from 1998 ($2,635,326). Rental revenue increased for Springdale Apartments (approximately 6.7%) from $1,498,122 for the year ended December 31, 1998, to $1,599,058 for the year ended December 31, 1999, due primarily to increased rental rates, lower vacancy loss, lower rental concessions and employee unit costs in 1999. The General Partners anticipate that rental revenue at Springdale Apartments will improve from 1999 levels during 2000 due to stabilized market conditions. Rental revenue increased at Gold Coast Storage (approximately 3.0%) from $1,137,204 for the year ended December 31, 1998, to $1,170,731 for the year ended December 31, 1999. Rental income at Gold Coast increased in 1999 due to a 3.6% increase in effective rental rates, partially offset by a 22% decrease in parking income. Larger storage units rent at lower per square foot rates as compared to smaller storage units. The General Partners believe that rental revenue at Gold Coast Storage should improve during 2000.

         Material improvements at Springdale Apartments in 1999 primarily consisted of landscape improvements and new signage ($12,346), entry door replacements ($14,175), water heater and air conditioning replacement ($23,632), replacement of appliances ($29,235), and carpeting replacement ($41,323). Major improvements at Gold Coast included heating and air conditioning repair and replacement ($14,985), elevator repairs ($8,292), and exterior brick replacement ($5,475).

         Overall expenses in 1999 attributable to the Specified Properties ($1,923,491) increased by approximately 2.6% from 1998 ($1,875,597). Expenses in 1999 attributable to Springdale Apartments ($1,067,366) increased by approximately 4.5% from 1998 ($1,021,204) due primarily to the resumption of depreciation expense, partially offset lower property operating and general and administrative expenses. In 1997, for financial reporting purposes pursuant to SFAS No. 121, Springdale Apartments was reclassified as "Assets Held for Sale" which resulted in the suspension of the recognition of depreciation expense. However, negotiations with a potential buyer of the property were terminated on June 1, 1998. At that time, also pursuant to SFAS 121, the Property was reclassified as "Held for Investment" and depreciation expense was resumed. Had depreciation been continued while the Property was classified as an "Asset Held for Sale", depreciation expense would have been $132,591 higher in 1998, with a corresponding decrease in net income. Property operating and maintenance expenses were lower in 1999 due to capitalization of heating and air conditioning, carpet and appliance replacement costs, as well as certain electrical and grounds expenditures as additions to investment in real estate. During the majority of the first six months of 1998 this type of expenditure was treated as current period expense, as set forth in SFAS 121. Property operation expenses at Springdale Apartments also decreased during the year ended December 31, 1999, as compared to one year earlier, primarily due to decreased water and sewer and security expense, partially offset by increased heating fuel, grounds supplies and maintenance, swimming pool supplies and repairs, heating ventilation and air conditioning repair and replacement and structural repairs. Water and sewer expenses are lower in 1999 than in 1998. Heating fuel costs increased in 1999 versus 1998. Real estate taxes at the Springdale Apartments decreased slightly in 1999 as compared to 1998. Advertising expense increased 14% at the Property during 1999 as compared to 1998. General and administrative expenses at the Springdale Apartments decreased during 1999, as compared to 1998, primarily due to legal fees and property disposition costs incurred in 1998 for which there are no comparable expenses in 1999. General and administrative expenses also decreased due to lower office and administrative expenses , payroll tax, payroll administration and workers compensation expense reductions, partially offset by higher answering service expense and office and administrative salaries. Repairs and maintenance expense at Springdale Apartments increased in 1999, as compared to 1998, due to higher janitorial costs. Management fees at Springdale Apartments increased during 1999 as compared to 1998 due to higher total revenue in 1999.

         Overall expenses attributable to Gold Coast Storage in 1999 ($856,125) remained consistent with 1998 ($854,392). Property operation expense at Gold Coast Storage increased for the year ended December 31, 1999, as compared to the same period one year earlier, due to increased electricity, heating ventilation and air conditioning repairs, electrical supplies and repairs and the replacement of the fire pump control unit damaged in an electrical storm, offset by lower water and sewer, gas and fuel and rubbish removal expense. Real estate taxes at Gold Coast Storage decreased approximately 2% in 1999 as compared to 1998. Repairs and maintenance expense at Gold Coast Storage decreased in 1999 as compared to 1998 primarily due to lower structural repairs, painting and decorating, and maintenance payroll costs, partially offset by increased grounds supplies and maintenance and janitorial expenses. Advertising expense at Gold Coast Storage increased during 1999 as compared to 1998 due to increased third party costs and fees and enhanced marketing efforts. Depreciation and amortization expense at Gold Coast Storage increased slightly in 1999, as compared to 1998, due to capitalized expenditures in 1999. Overall general and administrative expenses at Gold Coast Storage decreased in 1999, as compared to 1998, due to lower professional fees, worker compensation and property insurance and a 48% reduction in bad debt expense, partially offset by increased office and administrative costs, leasing commissions and salaries paid to Property staff, and pager and answering service expense. Management fee expense at Gold Coast Storage is higher in 1999 as compared to 1998 due to higher total revenue in 1999.

         For the year ended December 31, 1999, the Springdale Apartments had net income of $609,251 as compared to $543,295 for the year ended December 31, 1998, due to an increase in rental revenues offset by increased expenses as discussed above. Net income for 1999 ($370,775) from Gold Coast Storage increased by approximately 6% from 1998 ($349,700) as a result of the factors affecting rental revenue and expenses as detailed above.

         Partnership interest income during 1999 decreased to $36,024 from $39,575 during 1998 because during part of 1999 funds were held by the Springdale Apartments in interest bearing accounts which generated offsetting interest income at the Property. Partnership administrative expenses for 1999 decreased to $34,864 from $36,013 in 1998 due to decreased bank fees, offset by software expenditures. Partnership professional fees for 1999 decreased to $1,852 from $2,392 in 1998. Audit and accounting fees in 1999 decreased to $22,000 from $40,500 in 1998 primarily due a timing difference in payments for services received.

         The combined net income of the Specified Properties and Partnership for 1999 ($957,335) increased from 1998 ($853,665) as the result of the factors discussed above.

         Distributions to Limited Partners in 1999 totaled $1,093,807, compared to 1998 distributions of $969,556. Distributions on a per unit basis to Limited Partners in 1999 ($29.60) compared to 1998 ($26.23), of which $3.94 and $5.60 per unit, respectively, was a return of capital on a federal income tax basis. Net income per Unit in 1999 ($23.38) increased from 1998 ($20.79) primarily as the result of the factors detailed above affecting the Specified Properties. The General Partners anticipate distributions and net income per Unit to increase in the future due to a projected increase in occupancy and rental rates, and controlled expenses at the Specified Properties.

IMPACT OF YEAR 2000.

         In prior periods, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999 the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership is unaware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. Springdale Apartments capitalized approximately $396 in computer equipment and incurred expenses of $633 in 1999 in connection with remediating its systems. Gold Coast capitalized approximately $3,198 in computer equipment and incurred expenses of $868 in 1999 in connection with remediating its systems. Each Property will expense $125 in related costs in 2000. The Partnership incurred no expense in 1999 in connection with remediating its system. The Partnership does not anticipate any additional expense resulting from Year 2000 issues. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

         Issued and outstanding shares of the Managing General Partner are owned or controlled by Messrs. John F. Kennedy and John S. Marten. Mr. Marten is the President and a Director of ChrisKen Real Estate Management Company, Inc., which is the management agent of the Specified Properties. The sole officer of the Managing General Partner is John F. Kennedy, who is President and Secretary.
Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an Affiliate.

         The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2000:

         Name                    Age          Position
         ----                    ---          ---------
         John F. Kennedy          49          Director, President and Secretary

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

         Mr. Kennedy has been a licensed real estate broker since 1981 and is currently a general partner in 26 privately-offered real estate partnerships located primarily in the Midwest. He also serves as a principal of the general partners of ChrisKen Growth & Income L.P. II, a public real estate limited partnership.

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

         The following is a schedule of the compensation paid for the period ended December 31, 1999, by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:


Description of Transaction and                                                  Amount of
Entity Receiving Compensation                                                   Compensation
------------------------------                                                  ------------
Reimbursement of property operating payroll costs to
Affiliate of General Partners                                                     $273,865
Property Management Fee to Affiliate of the General Partners                      $155,720
                                                                                ----------
         Total                                                                    $429,585
                                                                                ==========


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) To the best knowledge of the Partnership, as of December 31, 1999, and March 15, 2000, no person held more than five percent (5%) of the Units.

         (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 1999, and March 15, 2000, 35,977 Units were beneficially owned by 1611 Limited Partners.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ChrisKen Real Estate Management Company, Inc. ("ChrisKen Management"), an Affiliate of the General Partners, provides management services for the properties owned by the Partnership. The manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Properties, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Properties. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. ChrisKen Management earned $155,720 and $146,360 in 1999 and 1998, respectively, for such management services. In addition, the Partnership reimbursed ChrisKen Management for payroll expenses for personnel directly related to property operations totaling $273,865 and $262,219 in 1999 and 1998, respectively.

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

         An affiliate of the General Partners leases space at Gold Coast Storage. During 1999 and 1998 the Partnership recognized rental revenue of $21,000 and $27,000, respectively, from this lease. Mr. Kennedy and Mr. John S. Marten, President of ChrisKen Management, each own 235 Limited Partner Units.

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

(F-1)             Index to Financial Statements.

                  Report of Independent Auditors                                                                   F-2
                  Financial Statements:

                  Consolidated Balance Sheet - December 31, 1999                                                   F-3
                  Consolidated Statements of Income for the Years Ended
                    December 31, 1999 and 1998                                                                     F-4
                  Consolidated Statements of Partners' Capital (Deficit) for
                    the Years Ended December 31, 1999 and 1998                                                     F-5
                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1999 and 1998                                                                     F-6
                  Notes to Consolidated Financial Statements                                                       F-7

 27               Financial Data Schedule

(28)(1)           Pages 16-19 of final Prospectus dated August 28, 1987, as filed with the Securities and
                  Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended.

(b)               Reports on Form 8-K.

                  The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.


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

                                       CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                       By: ChrisKen Income Properties, Inc.,
                                           Managing General Partner


Date:    March 17, 2000                By:        /s/ John F. Kennedy
                                           ------------------------------------
                                                  John F. Kennedy
                                                  Director and President


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 17, 2000                By:        /s/ John F. Kennedy
                                           ------------------------------------
                                                  John F. Kennedy, Director
                                                  and President of the Managing
                                                  General Partner

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors.............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 1999.............................F-3

Consolidated Statements of Income for the Years Ended
   December 31, 1999 and 1998..............................................F-4

Consolidated Statements of Partners' Capital for the Years
   Ended December 31, 1999 and 1998........................................F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1999 and 1998..............................................F-6

Notes to Consolidated Financial Statements.................................F-7

                         Report of Independent Auditors

To the Partners ChrisKen Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of ChrisKen Partners Cash Income Fund L.P. (a Delaware Limited Partnership) as of December 31, 1999, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChrisKen Partners Cash Income Fund L.P. at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                         ERNST & YOUNG

Chicago, Illinois
March 7, 2000

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

ASSETS
Cash and cash equivalents ................................   $    708,616
Restricted cash ..........................................        377,320
Accounts receivable ......................................         43,889
Prepaid expenses .........................................         19,938
                                                             ------------
                                                                1,149,763
Investment in real estate, at cost:
   Land ..................................................      2,220,195
   Land improvements .....................................         33,539
   Buildings and improvements ............................     10,861,135
   Equipment .............................................        360,528
                                                             ------------
                                                               13,475,397
   Accumulated depreciation ..............................     (2,576,625)
                                                             ------------
                                                               10,898,772
                                                             ------------
Total assets .............................................   $ 12,048,535
                                                             ============
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses ....................   $     47,817
Tenants' security deposits ...............................         93,211
Deferred rental income ...................................        121,379
Accrued real estate taxes ................................        300,200
                                                             ------------
Total liabilities ........................................        562,607
Partners' capital, 35,977 limited partnership units issued
   and outstanding .......................................     11,485,928
                                                             ------------
Total liabilities and partners' capital ..................   $ 12,048,535
                                                             ============

SEE ACCOMPANYING NOTES.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEAR ENDED DECEMBER 31
                                                                          1999          1998
                                                                        -----------------------
REVENUE
Rental ..............................................................   $2,769,789   $2,635,326
Interest ............................................................       46,011       43,392
Other ...............................................................      123,741      129,449
                                                                        -----------------------
Total revenue .......................................................    2,939,541    2,808,167

EXPENSES
Property operations .................................................      216,719      223,069
Real estate taxes ...................................................      300,905      304,892
Repairs and maintenance .............................................      295,210      296,481
Advertising .........................................................       89,741       83,975
Depreciation ........................................................      529,772      391,866
General and administrative ..........................................      394,139      507,859
Management fees - affiliate .........................................      155,720      146,360
                                                                        -----------------------
Total expenses ......................................................    1,982,206    1,954,502
                                                                        -----------------------
Net income ..........................................................   $  957,335   $  853,665
                                                                        =======================
Net income allocated to general partners ............................   $   95,734   $   85,367
                                                                        =======================
Net income allocated to limited partners ............................   $  861,601   $  768,298
                                                                        =======================
Net income allocated to limited partners per weighted-average
 limited partnership unit outstanding ...............................   $    23.38   $    20.79
                                                                        =======================
Weighted-average limited partnership units outstanding ..............       36,852       36,948
                                                                        =======================

SEE ACCOMPANYING NOTES.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                  PARTNERS' CAPITAL ACCOUNTS

                                             GENERAL       LIMITED
                                             PARTNERS      PARTNERS          TOTAL
                                          -------------------------------------------
Balance at January 1, 1998 ............   $    342,888   $ 11,672,144    $ 12,015,032
Distributions (A) .....................           --         (969,556)       (969,556)
Net income ............................         85,367        768,298         853,665
                                          -------------------------------------------
Balance at December 31, 1998 ..........        428,255     11,470,886      11,899,141
Repurchase of limited partnership units           --         (276,741)       (276,741)
Distributions (A) .....................           --       (1,093,807)     (1,093,807)
Net income ............................         95,734        861,601         957,335
                                          -------------------------------------------
Balance at December 31, 1999 ..........   $    523,989   $ 10,961,939    $ 11,485,928
                                          ===========================================

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                              1999    1998
                             --------------
          First quarter      $ 7.57  $ 6.61
          Second quarter       6.30    6.47
          Third quarter        7.82    6.54
          Fourth quarter       7.91    6.61

SEE ACCOMPANYING NOTES.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          YEAR ENDED DECEMBER 31
                                                            1999           1998
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..........................................   $   957,335    $   853,665
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation ...................................       529,772        391,866
     Net changes in operating assets and liabilities:
       Increase in accounts receivable ..............        (5,237)        (1,253)
       Increase in prepaid expenses .................       (17,347)        19,548
       Decrease in accounts payable and accrued
         real estate taxes ..........................       (64,952)        (8,703)
       Increase in deferred rental income ...........        26,658          7,304
       Increase in tenants' security deposits .......         1,253         15,808
                                                        --------------------------
Net cash flows provided by operating activities .....     1,427,482      1,278,235

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate ..............      (141,134)      (110,233)
                                                        --------------------------
Cash flows used in investing activities .............      (141,134)      (110,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of limited partnership units .............      (276,741)          --
Distributions to limited partners ...................    (1,093,807)      (969,556)
                                                        --------------------------
Cash flows used in financing activities .............    (1,370,548)      (969,556)
                                                        --------------------------
Net increase (decrease) in cash and cash equivalents        (84,200)       198,446
Cash and cash equivalents, beginning of year ........       792,816        594,370
                                                        --------------------------
Cash and cash equivalents, end of year ..............   $   708,616    $   792,816
                                                        ==========================

SEE ACCOMPANYING NOTES.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

1.  NATURE OF BUSINESS

ORGANIZATIONAL DATA

ChrisKen Partners Cash Income Fund L.P. (CPCIF) is a Delaware Limited Partnership, organized on May 4, 1987, with ChrisKen Income Properties, Inc. (Managing General Partner) and ChrisKen Limited Partnership I as the General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units at $500 for each unit. CPCIF has 99.9% ownership interests in Springdale Associates, Ltd. (Springdale) and Chicago I Self-Storage, Ltd. (Self-Storage). Springdale owns a 199-unit residential complex located in Waukesha, Wisconsin, and Self-Storage owns a 155,997-square-foot self-storage facility located in Chicago, Illinois. During 1999, the Partnership offered to repurchase up to 1,810 limited partnership units at $285 per unit. A total of 971 units were submitted to the Partnership for repurchase pursuant to this offer.

SEGMENTS OF BUSINESS

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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  NATURE OF BUSINESS (CONTINUED)

Information related to these segments for the years ended December 31, 1999 and 1998 is as follows:

                                               YEAR ENDED DECEMBER 31, 1999
                                ------------------------------------------------------------
                                    RESIDENTIAL     SELF
                                    APARTMENT       STORAGE
                                    COMPLEX         FACILITY     PARTNERSHIP    CONSOLIDATED
                                ------------------------------------------------------------
Property operating revenues .   $  1,666,630    $  1,226,900    $       --      $  2,893,530
Property operating expenses .       (606,092)       (452,203)           --        (1,058,295)
                                ------------------------------------------------------------
Operating income ............      1,060,538         774,697            --         1,835,235

Reconciliation to net income:
   General and administrative
     expense ................       (132,930)       (202,494)        (58,715)       (394,139)
   Depreciation expense .....       (328,344)       (201,428)           --          (529,772)
   Interest income ..........          9,987            --            36,024          46,011
                                ------------------------------------------------------------
Net income (loss) ...........   $    609,251    $    370,775    $    (22,691)   $    957,335
                                ============================================================
Capital improvements ........   $    121,500    $     19,634    $       --      $    141,134
                                ============================================================
Total assets ................   $  6,592,785    $  4,748,824    $    706,925    $ 12,048,535
                                ============================================================

                                               YEAR ENDED DECEMBER 31, 1998
                                ------------------------------------------------------------
                                    RESIDENTIAL     SELF
                                    APARTMENT       STORAGE
                                    COMPLEX         FACILITY     PARTNERSHIP    CONSOLIDATED
                                ------------------------------------------------------------
Property operating revenues .   $  1,560,682    $  1,204,093    $       --      $  2,764,775
Property operating expenses .       (598,976)       (371,826)           --          (970,802)
                                ------------------------------------------------------------
Operating income ............        961,706         832,267            --         1,793,973

Reconciliation to net income:
   General and administrative
     expense ................       (231,550)       (281,379)        (78,905)       (591,834)
   Depreciation expense .....       (190,678)       (201,188)           --          (391,866)
   Interest income ..........          3,817            --            39,575          43,392
                                ------------------------------------------------------------
Net income (loss) ...........   $    543,295    $    349,700    $    (39,330)   $    853,665
                                ============================================================
Capital improvements ........   $     71,089    $     39,144    $       --      $    110,233
                                ============================================================
Total assets ................   $  7,052,309    $  4,903,621    $    553,859    $ 12,498,789
                                ============================================================

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally depreciation expense and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 1999 and 1998 is approximately $142,582 lower and $6,076 greater, respectively, than the taxable income of the Partnership. The aggregate cost of real estate for federal income tax purposes at December 31, 1999 is $13,130,242.

4.  PARTNERSHIP AGREEMENT

The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners' receiving their noncumulative, noncompounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions to partners in 1999 and 1998 were not sufficient to meet the Annual Preferred Return.

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

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 1999, cash restricted for working capital reserve purposes was $377,320.

5.  RELATED PARTY TRANSACTIONS

The Partnership pays management fees to ChrisKen Real Estate Management Company, Inc. (ChrisKen), an affiliate of the General Partners. Management fees are calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for Self-Storage. Total management fees for 1999 and 1998 were $155,720 and $146,360, respectively. The management agreements are subject to annual renewal. In addition, the Partnership reimburses ChrisKen for personnel costs directly attributable to property operations, totaling $273,865 and $290,950 in 1999 and 1998, respectively. These costs are included in property operations expenses in the accompanying consolidated statements of income.

An affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $21,000 and $27,000 in 1999 and 1998, respectively.

6.  OTHER MATTERS

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the property owned by Springdale regarding termination of the contract to sell the property. The lawsuit was settled as of June 1, 1998. Settlement costs and related legal fees charged to general and administrative expense pertaining to this matter amounted to $77,142 in 1998.