Form 10QSB
period 2000-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2000-05-15
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                  QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ]                       TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ----------------   ------------------


                         Commission File Number 0-17602
------------------------------------------------------------------------------

                     ChrisKen Partners Cash Income Fund L.P.
------------------------------------------------------------------------------
            (Exact name of small business issuer as Specified in its
                       certificate of Limited partnership)

           DELAWARE                                        36-3521124
-------------------------------                       ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)


345 North Canal Street, Chicago, Illinois                 60606
------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

(312) 454-1626
------------------------------------------------------------------------------
(Issuer's telephone number)


------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------     -------

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                                                PAGE
PART I            FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (UNAUDITED)

                  Condensed Consolidated Balance Sheet at
                  March 31, 2000                                                                 2

                  Condensed Consolidated Statements of Income
                  for the Three Months Ended
                  March 31, 2000 and 1999                                                        3

                  Condensed Consolidated Statement of Partners'
                  Capital for the Three Months Ended
                  March 31, 2000                                                                 4

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 2000
                  and 1999                                                                       5

                  Notes to Condensed Consolidated Financial Statements                           6

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                                              8

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings                                                             11

         Item 2.  Changes in Securities and Use of Proceeds                                     11

         Item 3.  Defaults Upon Senior Securities                                               11

         Item 4.  Submissions of Matters to a Vote of
                  Security Holders                                                              11

         Item 5.  Other Information                                                             11

         Item 6.  Exhibits and Reports on Form 8-K                                              11

SIGNATURE                                                                                       12

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Condensed Consolidated Balance Sheet

                                 March 31, 2000
                                   (UNAUDITED)

ASSETS
Cash and cash equivalents                                                                   $     330,358
Restricted cash                                                                                   377,320
Accounts receivable                                                                                52,690
Prepaid expenses                                                                                   19,469
                                                                                        -------------------
                                                                                                  779,837
Investment in real estate, at cost:
   Land                                                                                         2,253,734
   Buildings and improvements                                                                  10,890,200
   Personal property                                                                              373,268
                                                                                        -------------------
                                                                                               13,517,202
   Accumulated depreciation                                                                    (2,709,068)
                                                                                        -------------------
                                                                                               10,808,134
                                                                                        -------------------
Total assets                                                                                  $11,587,971
                                                                                        -------------------
                                                                                        -------------------
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                           $       51,212
Tenants' security deposits                                                                         89,245
Deferred income and prepaid rent                                                                   99,223
Accrued real estate taxes                                                                         194,453
                                                                                        -------------------
Total liabilities                                                                                 434,133

Partners' capital, 35,977 limited partnership units issued and outstanding
                                                                                               11,153,838
                                                                                        -------------------
Total liabilities and partners' capital                                                       $11,587,971
                                                                                        -------------------
                                                                                        -------------------

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                        MARCH 31
                                                                                 2000            1999
                                                                            --------------------------------
REVENUE
Rental                                                                       $     702,851     $  677,754
Interest                                                                            11,817         11,942
Other                                                                               35,870         33,926
                                                                            --------------------------------
Total revenue                                                                      750,538        723,622

EXPENSES
Property operations                                                                128,563        137,615
Depreciation                                                                       132,443        132,443
General and administrative                                                         211,892        203,349
Management fees - Affiliate                                                         40,620         38,140
                                                                            --------------------------------
Total expenses                                                                     513,518        511,547
                                                                            --------------------------------
Net income                                                                      $  237,020     $  212,075
                                                                            --------------------------------
                                                                            --------------------------------
Net income allocated to general partners                                        $   23,702     $   21,208
                                                                            --------------------------------
                                                                            --------------------------------
Net income allocated to limited partners                                        $  213,318     $  190,867
                                                                            --------------------------------
                                                                            --------------------------------
Net income allocated to limited partners per limited partnership unit
   outstanding                                                                  $     5.93     $     5.15
                                                                            --------------------------------
                                                                            --------------------------------
Limited partnership units outstanding                                               35,977         36,948
                                                                            --------------------------------
                                                                            --------------------------------


                                                                               3
SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Condensed Consolidated Statement of Partners' Capital

                        Three months ended March 31, 2000
                                   (UNAUDITED)

                                                                  PARTNERS' CAPITAL ACCOUNTS
                                                     ------------------------------------------------------
                                                            GENERAL           LIMITED
                                                            PARTNERS          PARTNERS           TOTAL
                                                     ------------------------------------------------------
Balance at January 1, 2000                                  $523,989        $10,961,939      $11,485,928
Distributions (A)                                           (139,865)          (429,245)        (569,110)
Net income                                                    23,702            213,318          237,020
                                                     ------------------------------------------------------
Balance at March 31, 2000                                   $407,826        $10,746,012      $11,153,838
                                                     ------------------------------------------------------
                                                     ------------------------------------------------------

(A) Summary of 2000 quarterly cash distributions paid per limited partnership unit:

First quarter                                       $11.93

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                      2000           1999
                                                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $237,020        $212,075
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                      132,443         132,443
     Net changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                       (8,801)         10,639
       Decrease (increase) in other assets                                                 469            (823)
       Decrease in accounts payable and accrued expenses                              (102,352)       (169,014)
       (Decrease) increase in deferred income and prepaid rent                         (22,156)         (7,839)
       (Decrease) increase in tenants' security deposits                                (3,966)          1,669
                                                                                -------------------------------
Net cash flows provided by operating activities                                        232,657         179,150

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                 (41,805)        (15,211)
                                                                                -------------------------------
Cash flows used in investing activities                                                (41,805)        (15,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                             (569,110)       (279,533)
                                                                                -------------------------------
Cash flows used in financing activities                                               (569,110)       (279,533)
                                                                                -------------------------------
Net decrease in cash and cash equivalents                                             (378,258)       (115,594)
Cash and cash equivalents, beginning of period                                         708,616         792,816
                                                                                -------------------------------
Cash and cash equivalents, end of period                                              $330,358        $677,222
                                                                                -------------------------------
                                                                                -------------------------------

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Chrisken Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.  SEGMENT INFORMATION


                                                                             THREE MONTHS ENDED
                                                              MARCH 31, 2000                    MARCH 31, 1999
                                                        --------------------------------------------------------------
                                                         RESIDENTIAL       SELF           RESIDENTIAL       SELF
                                                          APARTMENT      STORAGE           APARTMENT       STORAGE
                                                           COMPLEX       FACILITY           COMPLEX       FACILITY
                                                        --------------------------------------------------------------
Property operating revenues                                  $ 421,389     $320,188            $422,668     $ 294,393
Operating income                                               160,041      113,656             154,744        77,242
Total assets                                                 6,401,928    4,694,136           6,529,537     4,848,632

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

2.  SEGMENT INFORMATION (CONTINUED)

A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                     2000          1999
                                                                                 ----------------------------
Total operating income for reportable segments                                       $273,697      $231,986
General and administrative expense                                                    (45,638)      (26,472)
Interest income                                                                         8,961         6,561
                                                                                 ----------------------------
Net income                                                                           $237,020      $212,075
                                                                                 ----------------------------
                                                                                 ----------------------------

3.  DISTRIBUTIONS

During fiscal 1999 the Limited Partners received their noncumulative, noncompounded annual preferred return in excess of 7% per annum. In the three months ended March 31, 2000 the General Partners received the excess cash distribution as defined in the Partnership Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         ChrisKen Partners Cash Income Fund L.P. ("CPCIF" or the "Partnership") is a Delaware limited partnership organized on May 4, 1987, with ChrisKen Income Properties, Inc. ("Managing General Partner") and ChrisKen Limited Partnership I as General Partners. Pursuant to a public offering (the "Offering"), CPCIF sold 37,732 limited partnership units. CPCIF has 99.9% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owns a 199-unit residential complex located in Waukesha, Wisconsin ("Springdale Apartments"), and Chicago I Self-Storage Limited Partnership owns a 155,997 square foot self-storage facility located in Chicago, Illinois ("Gold Coast Storage").

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership had cash and cash equivalents of $330,358 and $708,616 as of March 31, 2000, and December 31, 1999, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accrued real estate taxes and accrued liabilities, and distributions in excess of net cash provided by operating activities, partially offset by an increase in accounts payable. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 2000, and December 31, 1999) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

         On March 31, 2000, a number of affiliates of MacKenzie Patterson, Inc., which are not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 5,542, or approximately 15%, of the outstanding Limited Partnership Units of the Partnership at $285 per Unit. The Partnership's records indicate that as of May 5, 2000, no Units were sold by Limited Partners to the MacKenzie Patterson, Inc. affiliates. The MacKenzie Patterson, Inc. offer, which was to expire on May 5, 2000, was extended to May 15,2000, and the offer price was increased to $301. On April 11, 2000, the General Partners filed a neutral position response to the MacKenzie Patterson, Inc. offer.

         On April 4, 2000, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1,000, or approximately 2.8%, of the outstanding Limited Partnership Units of the Partnership at $301 per Unit. The Partnership's records indicate that as of May 5, 2000, 151.5 Units were sold by Limited Partners to the Bond Purchase, L.L.C. The Bond Purchase, L.L.C. offer expires on May 15, 2000.

         Management believes that the Unit sales to Bond Purchase, L.L.C., or the MacKenzie Patterson, Inc. affiliates, if any, will not adversely affect the management or the liquidity of the Partnership.

         For Springdale Apartments, management has budgeted the following major repairs or improvements to the property to be completed during 2000: new playground equipment ($7,000), landscaping enhancements ($15,000), new sidewalks, stoops and curbs for one building ($15,000), resurfacing one of four parking lots ($45,000), apartment entry door replacement ($36,900), replacing parking lot lighting ($10,000) and continued carpet ($67,500) and appliance replacement ($29,600) as needed due to obsolescence. For Gold Coast Storage, management has budgeted the following major repairs or improvements to the property to be completed during 2000: new fencing around the entire perimeter of the property ($65,500), landscaping enhancements ($30,000), and a roof top door replacement ($8,500).

         RESULTS OF OPERATIONS

         Occupancy at the Springdale Apartments was 91.5% at March 31, 2000, 97% at December 31, 1999, and 98% at March 31, 1999. Rental revenue increased slightly during the three months ended March 31, 2000, as compared to the same period one year earlier, due to a 3.2% increase in rental rates offset by increased vacancy loss. The General Partners believe that occupancy at Springdale Apartments will remain between 92 - 96% for the remainder of 2000.

         Occupancy at Gold Coast Storage was 85% at March 31, 2000, 87% at December 31, 1999, and 88% at March 31, 1999. Rental revenue increased during the three months ended March 31, 2000, as compared to the same period one year earlier, primarily due to a 8.6% net effective increase in rental rates. The General Partners believe that occupancy at Gold Coast will remain between 83 - 88% for the remainder of 2000.

         Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to increase occupancy percentages, and rental rates.

         Rental and other revenue of $421,389 for Springdale Apartments for the three months ended March 31, 2000, decreased slightly from rental revenue of $422,668 for the three months ended March 31, 1999. The decrease in rental revenue primarily resulted from a 3.2% increase in rental rates offset by a significant increase in vacancy loss in 2000. Rental and other revenue at Gold Coast Storage increased by approximately 8.8% from $294,393 for the three months ended March 31, 1999, to $320,188 for the three months ended March 31, 2000, due to a 8.6% net effective increase in rental rates and a 11.6% increase in sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the three months ended March 31, 2000, of $741,577 increased by 3.4% from the three months ended March 31, 1999, of $717,061, due to the factors detailed above affecting the Specified Properties.

         Expenses for the three months ended March 31, 2000, attributable to Springdale Apartments of $261,348 were approximately 2.5% lower than expenses for the three months ended March 31, 1999, of $267,924, due to lower property operating and maintenance, and general and administrative expenses. Property operating expenses decreased due to lower electricity, gas and fuel, grounds maintenance and supplies, structural repairs, and heating ventilation and air conditioning repairs and supplies, partially offset by increased water and sewer, and painting and decorating expenses. General and administrative expenses are lower due to decreased telephone and answering service, real estate tax and insurance expense, partially offset increased advertising, legal and eviction fees and bad debt expense. Administrative salaries are slightly higher due to increased salary levels. Management fee expense in 2000 is comparable to 1999 expense.

         Overall expenses attributable to Gold Coast Storage for the three months ended March 31, 2000, of $206,532 decreased 4.9% compared to overall expenses for the three months ended March 31, 1999, of $217,151. Property operating and maintenance expenses are lower in 2000, as compared to the first quarter of 1999, due to lower electricity, gas and fuel, water and sewer, and elevator maintenance, partially offset by increased janitorial, grounds maintenance and supplies, and electrical repairs and supplies. Depreciation expense in 2000 is comparable to 1999 expense. General and administrative expenses during 2000 are lower than 1999, with decreases in training and administrative expenses, administrative salaries, bad debt and property insurance expense, offset by higher advertising and marketing expenses. Administrative salaries are lower due to a temporary reduction in office staff during the first quarter of 2000. Management fees are higher due to increased revenue.

         Overall expenses incurred by the Specified Properties for the three months ended March 31, 2000, of $467,880 decreased by approximately 3.5% from the three months ended March 31, 1999, of $485,075, primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that operational expenses in 2000 will be similar to those experienced in 1999.

         Net income for the three months ended March 31, 2000, of $160,041 from Springdale Apartments increased from the three months ended March 31, 1999, of $154,744, due to lower property operating, and maintenance, and general, and administrative expenses, partially offset by slightly lower rental revenue. Net income for the three months ended March 31, 2000, of $113,656 from Gold Coast Storage increased 47%, as compared to net income for the three months ended March 31, 1999, of $77,242, due to increased rental revenue and lower property operating, and general and administrative expenses.

         Interest income earned by the Partnership for the three months ended March 31, 2000, of $8,961 is 36.6% higher than the $6,561 earned during the three months ended one year earlier. Interest income earned on excess cash held by Springdale Apartments was $2,856 in 2000, as compared to $5,381 in 1999. Administrative expenses incurred by the Partnership for the three months ended March 31, 2000, of $45,638 increased by approximately 72.4% from the three months ended one year earlier of $26,472, primarily due to increased accounting and tax service fees.

         Overall net income for the three months ended March 31, 2000, of $237,020 increased from the three months ended March 31, 1999, of $212,075, primarily due to increased rental revenue and decreased expenses at the Specified Properties as discussed above.

         Net cash flows provided by operations for the three months ended March 31, 2000, was $232,657 compared to net cash flows provided by operations of $179,150 for the three months ended March 31, 1999. The increase was primarily the result of an increase in net income before depreciation expense and a lower decrease in accounts payable and accrued expenses offset by increased accounts receivable and reductions in deferred income and prepaid rents, and tenants' security deposit liabilities. Additions to investment in real estate at the Specified Properties increased to $41,805 for the three months ended March, 31, 2000, compared to $15,211 for the same period one year ago. Additions to investment in real estate during 2000 at Springdale Apartments during the first quarter of 2000 included continued carpet and appliance replacement, and grounds maintenance equipment replacement. There were no significant additions to investment in real estate at Gold Coast Storage during the first quarter of 2000. Distributions to Limited Partners during the three months ended March 31, 2000, totaled $429,245 compared to distributions of $279,533 during the three months ended March 31, 1999. Distributions to General Partners during the three months ended March 31, 2000, totaled $139,865, as a result of 7% noncumulative, noncompounded preferred return to the Limited Partners in fiscal 1999. The General Partners anticipate that distributions to Limited Partners will be an annualized basis 7% for 2000, with minor quarter-to-quarter fluctuations depending on quarterly operating results.

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which the Springdale Apartments and Gold Coast Storage compete and/or unanticipated changes in expenses or capital expenditures.

                                     PART II

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



         Items 1 through 5 are omitted because of the absence of conditions under which they are required.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                           Exhibit 27, Financial Data Schedule

                  (B)      Reports on Form 8 - K.

                           No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                                  (Registrant)



                                           By:     ChrisKen Income Properties
                                                   Inc., Managing General
                                                   Partner


Date:  May 5, 2000                         By:     /s/ John F. Kennedy
                                                   -------------------------
                                                   John F. Kennedy
                                                   Director and President