Form 10-Q
period 2000-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2000-08-14
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[]                     TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to___________

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

                     ChrisKen PARTNERS CASH INCOME FUND L.P.

                                      INDEX


                                                                                                          Page
                                                                                                          ----
PART I                     FINANCIAL INFORMATION

         Item 1.           Condensed Consolidated Financial Statements (UNAUDITED)

                           Condensed Consolidated Balance Sheet at
                           June 30, 2000                                                                  2

                           Condensed Consolidated Statements of Income
                           for the Three and Six Months Ended
                           June 30, 2000 and 1999                                                         3

                           Condensed Consolidated Statement of Partners'
                           Capital for the Six Months Ended
                           June 30, 2000                                                                  4

                           Condensed Consolidated Statements of Cash Flows for
                           the Six Months Ended June 30, 2000
                           and 1999                                                                       5

                           Notes to Condensed Consolidated Financial Statements                           6

         Item 2.           Management's Discussion and Analysis or
                           Plan of Operation                                                              8

PART II.                   OTHER INFORMATION

         Item 1.           Legal Proceedings                                                              11

         Item 2.           Changes in Securities                                                          11

         Item 3.           Defaults Upon Senior Securities                                                11

         Item 4.           Submissions of Matters to a Vote of
                           Security Holders                                                               11

         Item 5.           Other Information                                                              11

         Item 6.           Exhibits and Reports on Form 8-K                                               11

SIGNATURE                                                                                                 12

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Condensed Consolidated Balance Sheet

                                  June 30, 2000
                                   (UNAUDITED)


ASSETS
Cash and cash equivalents                                                                   $     401,375
Restricted cash                                                                                   377,320
Accounts receivable                                                                                50,912
Prepaid expenses                                                                                   20,669
                                                                                        -------------------
                                                                                                  850,276
Investment in real estate, at cost:
   Land                                                                                         2,253,734
   Buildings and improvements                                                                  10,903,215
   Personal property                                                                              417,080
                                                                                        -------------------
                                                                                               13,574,029
   Accumulated depreciation                                                                    (2,841,511)
                                                                                        -------------------
                                                                                               10,732,518

                                                                                        -------------------
Total assets                                                                                  $11,582,794
                                                                                        ===================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                           $       50,984
Tenants' security deposits                                                                         99,763
Deferred income and prepaid rent                                                                  114,943
Accrued real estate taxes                                                                         213,247
                                                                                        -------------------
Total liabilities                                                                                 478,937

Partners' capital, 35,977 limited partnership units issued and outstanding
                                                                                               11,103,857
                                                                                        -------------------
Total liabilities and partners' capital                                                       $11,582,794
                                                                                        ===================

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                          2000             1999           2000            1999
                                                    -----------------------------------------------------------------
                                                    -----------------------------------------------------------------
REVENUE
Rental                                                 $   689,981      $   691,994      $1,392,832     $1,369,748
Interest                                                     8,338           10,220          20,155         22,162
Other                                                       31,712           31,662          67,583         65,588
                                                    -----------------------------------------------------------------
Total revenue                                              730,031          733,876       1,480,570      1,457,498

EXPENSES
Property operations                                        136,506          127,220         265,069        264,834
Depreciation                                               132,443          132,443         264,886        264,886
General and administrative                                 194,578          171,898         406,470        375,247
Management fees - Affiliate                                 36,272           39,097          76,892         77,237
                                                    -----------------------------------------------------------------
Total expenses                                             499,799          470,658       1,013,317        982,204
                                                    -----------------------------------------------------------------
Net income                                             $   230,232      $   263,218      $  467,253     $  475,294
                                                    =================================================================
Net income allocated to general partners               $    23,023      $    26,366      $   46,725     $   47,529
                                                    =================================================================
Net income allocated to limited partners               $   207,209      $   236,852      $  420,528     $  427,765
                                                    =================================================================
Net income allocated to limited partners per
   limited partnership unit outstanding                $      5.76      $      6.41      $    11.69     $    11.58
                                                    =================================================================
Limited partnership units outstanding                       35,977           36,948          35,977         36,948
                                                    =================================================================

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Condensed Consolidated Statement of Partners' Capital

                         Six months ended June 30, 2000
                                   (UNAUDITED)


                                                                  PARTNERS' CAPITAL ACCOUNTS
                                                     ------------------------------------------------------
                                                            GENERAL           LIMITED
                                                            PARTNERS          PARTNERS          TOTAL
                                                     ------------------------------------------------------
Balance at January 1, 2000                                  $523,989        $10,961,939      $11,485,928
Distributions (A)                                           (139,865)          (709,459)        (849,324)
Net income                                                    46,725            420,528          467,253
                                                     ------------------------------------------------------
Balance at June 30, 2000                                    $430,849        $10,673,008      $11,103,857
                                                     ======================================================

(A) Summary of 2000 quarterly cash distributions paid per limited partnership unit:

First quarter                                       $11.93
Second quarter                                      $ 7.79

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30
                                                                                       2000            1999
                                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $467,253        $475,294
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                      264,886         264,886
     Net changes in operating assets and liabilities:
       Increase in accounts receivable                                                  (7,023)        (28,542)
       Increase in other assets                                                           (731)         (1,194)
       Decrease in accounts payable and accrued expenses                               (83,786)       (154,696)
       Decrease in deferred income and prepaid rent                                     (6,436)        (11,185)
       Increase (decrease) in tenants' security deposits                                 6,552             (64)
                                                                                --------------------------------
Net cash flows provided by operating activities                                        640,715         544,499

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                 (98,632)        (55,393)
                                                                                --------------------------------
Cash flows used in investing activities                                                (98,632)        (55,393)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                             (849,324)       (512,653)
                                                                                --------------------------------
Cash flows used in financing activities                                               (849,324)       (512,653)
                                                                                --------------------------------
Net decrease in cash and cash equivalents                                             (307,241)        (23,547)
Cash and cash equivalents, beginning of period                                         708,616         792,816
                                                                                --------------------------------
Cash and cash equivalents, end of period                                              $401,375        $769,269
                                                                                ================================

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

2.  SEGMENT INFORMATION

                                                                             THREE MONTHS ENDED
                                                               JUNE 30, 2000                    JUNE 30, 1999
                                                        --------------------------------------------------------------
                                                         RESIDENTIAL       SELF           RESIDENTIAL       SELF
                                                          APARTMENT      STORAGE           APARTMENT       STORAGE
                                                           COMPLEX       FACILITY           COMPLEX       FACILITY
                                                        --------------------------------------------------------------
Property operating revenues                              $  412,336     $  310,632         $  422,901    $  302,806
Operating income                                            127,000        112,151            161,323       109,474
Total assets                                              6,391,812      4,843,393          1,578,431     4,809,332

                                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2000                   JUNE 30, 1999
                                                        --------------------------------------------------------------
                                                         RESIDENTIAL       SELF           RESIDENTIAL       SELF
                                                          APARTMENT      STORAGE           APARTMENT       STORAGE
                                                           COMPLEX       FACILITY           COMPLEX       FACILITY
                                                        --------------------------------------------------------------
Property operating revenues                               $  833,725    $  630,821         $  845,569    $  597,199
Net income                                                   287,042       225,807            316,068       186,716

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


2.  SEGMENT INFORMATION (CONTINUED)

A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30                          JUNE 30
                                                        -----------------------------     ---------------------------
                                                              2000          1999               2000          1999
                                                              ----          ----               ----          ----
Total operating income for reportable segments               $239,151      $270,797           $512,849     $502,784
General and administrative expense                            (15,982)      (15,748)           (61,619)     (42,220)
Interest income                                                 7,063         8,169             16,023       14,730
                                                        -----------------------------     ---------------------------
Net income                                                   $230,232      $263,218           $467,253     $475,294
                                                        =============================     ===========================

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

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership had cash and cash equivalents of $401,375 and $708,616 as of June 30, 2000, and December 31, 1999, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accrued real estate taxes and accrued liabilities, an increase in accounts receivable and distributions in excess of net cash provided by operating activities, partially offset by an increase in accounts payable. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 2000, and December 31, 1999) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current amount of the Reserve is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

         On March 31, 2000, a number of affiliates of MacKenzie Patterson, Inc., which are not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 5,542, or approximately 15%, of the outstanding Limited Partnership Units of the Partnership at $285 per Unit. The MacKenzie Patterson, Inc. offer, which was to expire on May 5, 2000, was extended to May 15,2000, and the offer price was increased to $301. On April 11, 2000, the General Partners filed a neutral position response to the MacKenzie Patterson, Inc. offer. The Partnership's records indicate that as of August 5, 2000, 493.97 Units were sold by Limited Partners to the MacKenzie Patterson, Inc. affiliates.

On April 4, 2000, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1,000, or approximately 2.8%, of the outstanding Limited Partnership Units of the Partnership at $301 per Unit. The Bond Purchase, L.L.C. offer expired on May 15, 2000. The Partnership's records indicate that as of August 5, 2000, 387.14 Units were sold by Limited Partners to the Bond Purchase, L.L.C.

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

RESULTS OF OPERATIONS

         Occupancy at the Springdale Apartments was 95% at June 30, 2000, 97% at December 31, 1999, and 98% at June 30, 1999. Rental revenue decreased slightly during the six months ended June 30, 2000, as compared to the same period one year earlier, due to a 3.3% increase in rental rates offset by a significant increase in vacancy loss. The General Partners believe that occupancy at Springdale Apartments will remain between 92 - 96% for the remainder of 2000.

         Occupancy at Gold Coast Storage was 90% at June 30, 2000, 87% at December 31, 1999, and 86% at June 30, 1999. Rental revenue increased during the six months ended June 30, 2000, as compared to the same period one year earlier, primarily due to a 6.6% net effective increase in rental rates. The General Partners believe that, due to increased competition, occupancy at Gold Coast will remain between 88 - 93% for the remainder of 2000.

         Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. Management anticipates that occupancy at both Properties will remain at present levels during the remainder of 2000.

         Rental and other revenue of $833,725 for Springdale Apartments for the six months ended June 30, 2000, decreased slightly from rental revenue of $845,569 for the six months ended June 30, 1999. The decrease in rental revenue primarily resulted from a 3.3% increase in rental rates offset by a significant increase in vacancy loss in 2000. Rental and other revenue at Gold Coast Storage increased by approximately 5.6% from $597,199 for the six months ended June 30, 1999, to $630,821 for the six months ended June 30, 2000, due to a net increase in rental rates of approximately 6.6% and a 12.8% increase in sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue for the six months ended June 30, 2000, of $1,464,546 increased by 1.5% from the six months ended June 30, 1999, from $1,442,768 due to the factors detailed above affecting the Specified Properties.

         Expenses for the six months ended June 30, 2000, attributable to Springdale Apartments of $546,683 were approximately 3.2% higher than expenses for the six months ended June 30, 1999, of $529,501, due to due to higher property operating and maintenance, partially offset by lower general and administrative expenses. Property operating expenses increased due to higher water and sewer, grounds maintenance and supplies, electricity, electrical supplies, painting and decorating, and carpet expenses, partially offset by decreased janitorial, gas and fuel, rubbish removal, and structural repair expenses. General and administrative expenses are lower due to decreased telephone and answering service, real estate tax and insurance expense, partially offset increased legal and eviction fees, payroll administration, and bad debt expense. Administrative salaries are higher due to increased salary levels. Management fee expense in 2000 is comparable to 1999 expense.

         Expenses attributable to Gold Coast Storage for the six months ended June 30, 2000, of $405,014 are 1.3% lower compared to expenses for the six months ended June 30, 1999, of $410,483. Property operating and maintenance expenses are lower in 2000, as compared to the first quarter of 1999, due to lower electricity, gas and fuel, water and sewer, heating, ventilation and air conditioning, and security expense, structural repair and elevator maintenance, partially offset by increased janitorial, grounds, maintenance, carpeting, and electrical repairs and supplies. Depreciation expense in 2000 is comparable to 1999 expense. General and administrative expenses during 2000 are higher than 1999, with increases in advertising, commission, and bad debt expense partially offset by lower training, administrative salaries, and legal and eviction fees. Administrative salaries are lower due to a temporary reduction in office staff during the first quarter of 2000. Management fees are higher due to increased revenue.

         Overall expenses incurred by the Specified Properties for the six months ended June 30, 2000, of $951,697 increased approximately 1.3% from the six months ended June 30, 1999, of $939,984 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that, in aggregate, expenses in 2000 will be similar to those experienced in 1999.

         Operating income for the six months ended June 30, 2000, of $287,042 from Springdale Apartments decreased from the six months ended June 30, 1999, of $316,068 due to slightly decreased rental revenue and increased property operating and maintenance expenses, offset by lower general and administrative expenses. Operating income for the six months ended June 30, 2000, of $225,807 from Gold Coast Storage increased 20.9% as compared to net income for the six months ended June 30, 1999, of $186,716 due to increased rental revenue and decreased property operating and maintenance, partially offset by higher general and administrative expense.

         Interest income earned by the Partnership for the six months ended June 30, 2000, of $16,023 increased 8.8% compared to $14,730 earned for the six months ended one year earlier. Interest income earned on excess cash held by Springdale Apartments was $4,132 in 2000, as compared to $7,432 in 1999. Administrative expenses incurred by the Partnership for the six months ended June 30, 2000, of $61,619 increased by approximately 46% from the six months ended one year earlier of $42,220, primarily due to increased accounting and tax service fees.

         Overall net income for the six months ended June 30, 2000, of $467,253 decreased from the six months ended June 30, 1999, of $475,294 due to increased expenses offsetting slightly increased rental revenue.

         Net cash flows provided by operations for the six months ended June 30, 2000, was $640,715 compared to net cash flows provided by operations of $544,499 for the six months ended June 30, 1999. The increase was primarily the result of an increase in payables, deferred income, and tenant security deposit liability and a decrease in accounts receivable, offset by a slight decrease in net income before depreciation and a decrease in accrued real estate taxes. Additions to investment in real estate at the Specified Properties increased to $98,632 for the six months ended June, 30, 2000, compared to $55,393 for the same period one year ago. Additions to investment in real estate during 2000 at Springdale Apartments for the six months ended June 30, 2000 included continued carpet, appliance and entry door replacement. There were no significant additions to investment in real estate at Gold Coast Storage during the first quarter of 2000. Distributions to Limited Partners during the six months ended June 30, 2000, totaled $709,459 compared to distributions of $552,988 during the six months ended June 30, 1999. Distributions to General Partners during the six months ended June 30, 2000, totaled $139,865, as a result of 7% noncumulative, noncompounded preferred return to the Limited Partners for the 1999 fiscal period. The General Partners anticipate that distributions to Limited Partners will be an annualized basis 7% for 2000, with minor quarter- to-quarter fluctuations depending on quarterly operating results. Although the property is not currently marketed for sale, the General Partners will continue to explore any opportunity deemed advantageous to the Partnership, including the liquidation of the asset.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                           Exhibit 27, Financial Data Schedule

                  (B)      Reports on Form 8 - K.

                           No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                     ChrisKen Partners Cash Income Fund L.P.
                     ---------------------------------------
                                  (Registrant)

                                    By:      ChrisKen Income Properties
                                             Inc., Managing General
                                             Partner

Date: August 10, 2000               By:      /s/ John F. Kennedy
                                             -------------------------
                                    John F. Kennedy
                                    Director and President