Form 10QSB
period 2000-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2000-11-14
CIK 815278

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-17602

ChrisKen Partners Cash Income Fund L.P.
(Exact name of small business issuer as specified in its
certificate of Limited Partnership)

Delaware	36-3521124
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 North Canal Street, Chicago, Illinois 60606

(Address of principal executive offices)     (Zip Code)

(312) 454-1626

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

ChrisKen Partner Cash Income Fund L.P.

Chrisken Partners Cash Income Fund L.P.
 (A Delaware Limited Partnership)

Condensed Consolidated Balance Sheet

September 30, 2000
 (Unaudited)

Assets
Cash and cash equivalents	$516,684
Restricted cash	377,320
Accounts receivable	80,684
Prepaid expenses and other assets	29,968

1,004,656
Investment in real estate, at cost:
Land	2,264,089
Buildings and improvements	10,903,646
Personal property	444,175

13,611,910
Accumulated depreciation	(2,973,954)

10,637,956
Total assets	$11,642,612

Liabilities and partners' capital
Accounts payable	$55,171
Tenants' security deposits	98,313
Deferred income and prepaid rent	116,666
Accrued real estate taxes	299,219

Total liabilities	569,369
Partners' capital, 35,977 limited partnership units issued and outstanding	11,073,243

Total liabilities and partners' capital	$11,642,612

See accompanying notes.

Chrisken Partners Cash Income Fund L.P.
 (A Delaware Limited Partnership)

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Revenue
Rental	$728,495	$690,154	$2,121,328	$2,059,902
Interest	6,601	10,549	26,756	32,712
Other	34,212	44,943	101,794	110,530

Total revenue	769,308	745,646	2,249,878	2,203,144
Expenses
Property operations	122,060	113,436	387,129	378,270
Depreciation	132,443	132,443	397,329	397,329
General and administrative	225,616	204,788	632,086	580,036
Management fees—affiliate	39,590	36,908	116,482	114,145

Total expenses	519,709	487,575	1,533,026	1,469,780

Net income	$249,599	$258,071	$716,852	$733,364

Net income allocated to general Partners	$24,960	$25,807	$71,685	$73,336

Net income allocated to limited Partners	$224,639	$232,264	$645,167	$660,028

Net income allocated to limited partner per limited partnership unit outstanding	$6.24	$6.29	$17.93	$17.86

Limited partnership units outstanding	35,977	36,948	35,977	36,948

See accompanying notes.

Chrisken Partners Cash Income Fund L.P.
 (A Delaware Limited Partnership)

Condensed Consolidated Statement of Partners' Capital

Nine months ended September 30, 2000
 (Unaudited)

	Partners' Capital Accounts
	General Partners	Limited Partners	Total
Balance at January 1, 2000	$523,989	$10,961,939	$11,485,928
Distributions (A)	(139,865)	(989,672)	(1,129,537)
Net income	71,685	645,167	716,852

Balance at September 30, 2000	$455,809	$10,617,434	$11,073,243

(A)
Summary of 2000 quarterly cash distributions paid per limited partnership unit:

First quarter	$11.93
Second quarter	$7.79
Third quarter	$7.79

See accompanying notes.

Chrisken Partners Cash Income Fund L.P.
 (A Delaware Limited Partnership)

[_[HEADING,LEVEL=1,,Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30 2000 and 1999]_]Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30
	2000	1999
Cash flows from operating activities
Net income	$716,852	$733,364
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation	397,329	397,329
Net changes in operating assets and liabilities:
(Increase) in accounts receivable	(36,795)	(23,311)
(Increase) in other assets	(10,030)	(17,596)
Increase (decrease) in accounts payable and accrued expenses	6,373	(78,577)
(Decrease) in deferred income and prepaid rent	(4,713)	(3,106)
Increase (decrease) in tenants' security deposits	5,102	(3,827)

Net cash flows provided by operating activities	1,074,118	1,004,276
Cash flows from investing activities
Additions to investment in real estate	(136,513)	(104,742)

Cash flows used in investing activities	(136,513)	(104,742)
Cash flows from financing activities
Distributions	(1,129,537)	(801,657)

Cash flows used in financing activities	(1,129,537)	(801,657)

Net decrease in cash and cash equivalents	(191,932)	97,877

Cash and cash equivalents, beginning of period	708,616	792,816

Cash and cash equivalents, end of period	$516,684	$890,693

See accompanying notes.

Chrisken Partners Cash Income Fund L.P.
 (A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Interim Accounting Policies

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Chrisken Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.  Segment Information

	Three Months Ended
	September 30, 2000		September 30, 1999
	Residential Apartment Complex	Self Storage Facility	Residential Apartment Complex	Self Storage Facility
Property operating revenues	$425,649	$338,562	$418,427	$318,184
Operating income	126,311	127,472	144,753	106,053
Total assets	6,402,517	4,677,128	6,515,129	4,764,419
	Nine Months Ended
	September 30, 2000		September 30, 1999
	Residential Apartment Complex	Self Storage Facility	Residential Apartment Complex	Self Storage Facility
Property operating revenues	$1,259,374	$969,383	$1,263,996	$915,383
Operating income	413,353	353,280	460,820	292,768

    A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Total operating income for reportable segments	$253,783	$250,806	$766,633	$753,588
General and administrative expense	(9,282)	(1,770)	(70,901)	(43,990)
Interest income	5,098	9,035	21,120	23,766

Net income	$249,599	$258,071	$716,852	$733,364

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

Liquidity and Capital Resources

    The Partnership had cash and cash equivalents of $516,684 and $708,616 as of September 30, 2000, and December 31, 1999, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accrued real estate taxes, an increase in accounts receivable and distributions in excess of net cash provided by operating activities, partially offset by an increase in accounts payable. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 2000, and December 31, 1999) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The General Partners believe the current Reserve amount is adequate to satisfy cash requirement needs. The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

    On March 31, 2000, a number of affiliates of MacKenzie Patterson, Inc., which are not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 5,542, or approximately 15%, of the outstanding Limited Partnership Units of the Partnership at $285 per Unit. The MacKenzie Patterson, Inc. offer, which was to expire on May 5, 2000, was extended to May 15, 2000, and the offer price was increased to $301. On April 11, 2000, the General Partners filed a neutral position response to the MacKenzie Patterson, Inc. offer. The Partnership's records indicate that as of November 2, 2000, 623.9727 Units were sold by Limited Partners to the MacKenzie Patterson, Inc. affiliates.

    On April 4, 2000, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1,000, or approximately 2.8%, of the outstanding Limited Partnership Units of the Partnership at $301 per Unit. The Bond Purchase, L.L.C. offer expired on May 15, 2000. The Partnership's records indicate that as of November 2, 2000, 399.3741 Units were sold by Limited Partners to the Bond Purchase, L.L.C.

    Management believes that the Unit sales to Bond Purchase, L.L.C., or the MacKenzie Patterson, Inc. affiliates, if any, will not adversely affect the management or the liquidity of the Partnership.

    For Springdale Apartments, management has budgeted the following major repairs or improvements to the property to be completed during the remainder of 2000: replacing parking lot lighting ($10,000) and continued carpet ($16,800) and appliance replacement ($17,300) as needed due to obsolescence. For Gold Coast Storage, management has budgeted the following major repairs or improvements to the property to be completed during 2000: roof top door replacement ($8,500).

Results of Operations

    Occupancy at the Springdale Apartments was 97% at September 30, 2000, 97% at December 31, 1999, and 96% at September 30, 1999. The General Partners believe that occupancy at Springdale Apartments will remain between 95 - 98% for the remainder of 2000.

    Occupancy at Gold Coast Storage was 92.4% at September 30, 2000, 87% at December 31, 1999, and 89% at September 30, 1999. The General Partners believe that, due to increased competition, occupancy at Gold Coast will remain between 89 - 94% for the remainder of 2000.

    Management continues to aggressively market both the apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. Management anticipates that occupancy at both Properties will remain at present levels during the remainder of 2000.

    Rental and other revenue of $1,259,374 for Springdale Apartments for the nine months ended September 30, 2000, decreased slightly from rental revenue of $1,263,996 for the nine months ended September 30, 1999. The decrease in rental revenue primarily resulted from a 3.2% increase in rental rates offset by a $35,416 increase in vacancy loss in 2000. Rental and other revenue at Gold Coast Storage of $969,383 for the nine months ended September 30, 2000 increased 5.9% compared to revenue of $915,383 for the nine months ended September 30, 1999, due to a net increase in rental rates of approximately 7.2% partially offset by a 15.1% decrease in sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue of the Specified Properties for the nine months ended September 30, 2000, of $2,228,757 increased by 2.3% from the nine months ended September 30, 1999, from $2,179,378 due to the factors detailed above affecting the Specified Properties.

    Expenses for the nine months ended September 30, 2000, attributable to Springdale Apartments of $846,021 were approximately 5.3% higher than expenses for the nine months ended September 30, 1999, of $803,176, due to higher property operating and maintenance and general and administrative expenses. Property operating expenses are higher primarily due to the following increases in expense: water and sewer $6,467, grounds maintenance and supplies $11,763, painting and decorating $14,747, and carpet $5,075, partially offset by decreases in janitorial $3,116, gas and fuel $4,527, heating, ventilation and air conditioning supplies and repairs $5,125, and structural repair and supplies $4,692. Water and sewer expense is higher due to increased usage over the summer. Gas and fuel expense is lower due to warmer temperatures in the third quarter. General and administrative expenses are higher primarily due to the following increases in expense: administrative salaries $5,025, bad debt expense $13,825, and insurance $3,782, partially offset by the following decreases in expense: telephone and answering service $1,620, employee benefit $2,189 and miscellaneous expense $2,717. Administrative salaries are higher due to increased salary levels. Management fee expense in 2000 is comparable to 1999 expense.

    Expenses attributable to Gold Coast Storage for the nine months ended September 30, 2000, of $616,103 are 1% lower compared to expenses for the nine months ended September 30, 1999, of $622,613. Property operating and maintenance expenses are lower in 2000 as compared to the first nine months of 1999 due primarily to the following decreases in expense: janitorial $3,356, electricity $5,191, heating fuel costs $4,437, elevator maintenance $3,260 and structural repairs $4,690, partially offset by the following increases in expense: maintenance personnel $4,182, and carpet $5,528. Depreciation expense is comparable for both periods. General and administrative expenses during the first nine months of 2000 are 1.6% higher compared to 1999 primarily due to the following increases in expense: advertising $3,020, commissions $5,260, and office and administrative expense $4,654, partially offset by the following decreases in expense: legal fees $3,596, and bad debt expense $4,551. Management fee expense for 2000 is comparable to 1999.

    Overall expenses incurred by the Specified Properties for the nine months ended September 30, 2000, of $1,462,124 increased approximately 2.6% from the nine months ended September 30, 1999, of $1,425,790 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that, in aggregate, expenses in 2000 will be higher by a similar percentage as compared to those experienced in 1999.

    Operating income for the nine months ended September 30, 2000, of $413,353 from Springdale Apartments decreased from the nine months ended September 30, 1999, of $460,820 due primarily to slightly decreased rental revenue and increased property operating and maintenance and general and administrative expenses. Operating income for the nine months ended September 30, 2000, of $353,280 from Gold Coast Storage increased 20.7% as compared to net income for the nine months ended September 30, 1999, of $292,768 due to increased rental revenue and decreased property operating and maintenance, partially offset by higher general and administrative expense.

    Interest income earned by the Partnership for the nine months ended September 30, 2000, of $21,121 is lower than the $23,766 earned for the nine months ended one year earlier. Interest income earned on excess cash held by Springdale Apartments was $5,636 in 2000, as compared to $8,946 in 1999. Administrative expenses incurred by the Partnership for the nine months ended September 30, 2000, of $70,902 increased by approximately 61.2% from the nine months ended one year earlier of $43,990, primarily due to increased accounting and tax service and professional fees, partially offset by lower administrative and office expenses.

    Overall net income for the nine months ended September 30, 2000, of $716,852 decreased from the nine months ended September 30, 1999, of $733,364 due to increased expenses offsetting increased rental revenue.

    Net cash flows provided by operations for the nine months ended September 30, 2000, was $1,074,118 compared to net cash flows provided by operations of $1,004,276 for the nine months ended September 30, 1999. The change was primarily due to an increase accounts payable, accrued expenses and tenant security liability, partially offset by a decrease in net operating income before depreciation expense and an increase in accounts receivable. Additions to investment in real estate at the Specified Properties increased to $136,513 for the nine months ended September 30, 2000, compared to $104,742 for the same period one year ago. There were no significant additions to investment in real estate at Gold Coast Storage during the first three quarters of 2000. Additions to investment in real estate at Springdale Apartments during 2000 primarily consisted of carpet, appliance and entry door replacement, air conditioning units, hallway light fixtures and play ground equipment. Distributions to Limited Partners during the nine months ended September 30, 2000, totaled $989,672 compared to distributions of $801,657 during the nine months ended September 30, 1999. Distributions to General Partners during the nine months ended September 30, 2000, totaled $139,865, as a result of 7% noncumulative, noncompounded preferred return to the Limited Partners for the 1999 fiscal period. The General Partners anticipate that distributions to Limited Partners will be an annualized basis 7% for 2000, with possible minor quarter-to-quarter fluctuations depending on quarterly operating results. Although the property is not currently marketed for sale, the General Partners will continue to explore any opportunity deemed advantageous to the Partnership, including the liquidation of the asset.

    Effective as of June 30, 2000, our manager, ChrisKen Real Estate Management Company, Inc. (CREMCO) was merged into a subsidiary of ChrisKen Residential Trust, a Maryland real estate investment trust (CRT). The subsidiary, CREMCO, L.L.C., assumed the management contracts and now manages the Properties. The General Partners believe that, in part because there were no changes in personnel at the property levels or in the terms of the management contracts, the merger will not have an adverse effect on the Partnership or the Properties.

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
No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ChrisKen Partners Cash Income Fund L.P. (Registrant)
	By:	ChrisKen Income Properties Inc., Managing General Partner
Date: November 09, 2000	By:	/s/ JOHN F. KENNEDY John F. Kennedy Director and President

QuickLinks

INDEX
Condensed Consolidated Balance Sheet at September 30 2000
Condensed Consolidated Statements of Income
Condensed Consolidated Statement of Partners Capital for the Nine Months Ended September 30 2000
Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
PART II. Other Information
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES