Form 10KSB
period 2000-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2001-04-02
CIK 815278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000

                            OR

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from _______________ to _______________

       ------------------------------------------------------------------
                         Commission file number 0-17602

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
       ------------------------------------------------------------------
              (Name of small business issuer in its charter)

         Delaware                                    36-3521124
  -----------------------------                   ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

345 North Canal Street, Chicago, Illinois               60606
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number:                          (312) 454-1626
                                                    --------------

Securities registered under to Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interests
- --------------------------------------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 2000, was $2,871,788. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,863,647 (based on the price at which Units were offered to the public) at December 31, 2000, and March 15, 2001. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
                                    PART I

Item 1.   Description of Business............................................. 1
Item 2.   Description of Properties........................................... 1
Item 3.   Legal Proceedings................................................... 7
Item 4.   Submission of Matters to a Vote of Security Holders ...............  7

                            PART II

Item 5.   Market for Registrant's Limited Partnership Interests
            and Related Security Holder Matters............................... 8
Item 6.   Management's Discussion and Analysis or Plan of Operation........... 8
Item 7.   Financial Statements............................................... 11
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 11

                           PART III

Item 9.   Directors' Executive Officers, Promoters and Control
            Persons; Compliance with  Section 16(a) of the Exchange Act ..... 12
Item 10.  Executive Compensation............................................. 12
Item 11.  Security Ownership of Certain Beneficial Owners and Management..... 13
Item 12.  Certain Relationships and Related Transactions..................... 13
Item 13.  Exhibits and Reports on Form 8-K................................... 14

SIGNATURES................................................................... 15

INDEX TO FINANCIAL STATEMENTS................................................F-1

                                     PART I
                                     ------

Item 1.           Description of Business.
                  -----------------------

     ChrisKen Partners Cash Income Fund L.P. (the "Partnership") is a Delaware limited partnership formed in 1987 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or self-storage facilities. The general partners of the Partnership are ChrisKen Income Properties, Inc. (the "Managing General Partner") and ChrisKen Limited Partnership I (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, the shares of which are owned or controlled by John F. Kennedy and Mr. John S. Marten. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an affiliate of the Partnership, are the general partners. Mr. Kennedy is President and a Director and Mr. Marten is Executive Vice President - Property Management and a Director of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Specified Properties (defined below).

     The Partnership offered its units of limited partnership (the "Units") in a public offering pursuant to which it sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. From time-to-time the Partnership repurchased and retired Units. In 1996, 1997, and 1999 the Partnership purchased and retired 423 and 360.858, and 971.0235 Units, respectively. The cost of the Units repurchased by the Partnership was $411,977. At December 31, 2000 and December 31, 1999, 35,977.2501 Units were outstanding.

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

     The Partnership has no employees. The General Partners believe that CREMCO, L.L.C., the manager of the Specified Properties, has sufficient personnel and other required resources to discharge all of its responsibilities to the Partnership. The General Partners and their affiliates are permitted to perform services for the Partnership. The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

     A presentation of information about industry segments is presented in the Notes to Consolidated Financial Statements. The Partnership, by virtue of its ownership in real estate, is subject to federal and state laws and regulations covering various environmental issues. The Managing General Partner is not aware of any potential liability related to environmental issues or conditions that would be material to the Partnership.

Item 2.           Description of Properties.
                  -------------------------

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

                                         Occupancy/Leased Space
                                         ----------------------

Name and Location     Description of            12/31/96   12/31/97   12/31/98   12/31/99   12/31/00
- -----------------     --------------            --------   --------   --------   --------   --------
                         Property
                         --------

Springdale            199 unit residential         88%       91%         97%       97%        95%
Apartments            apartment complex
Waukesha,             located on 13.9
Wisconsin             acres of land.

Gold Coast            155,997 square foot          89%       90%         88%       87%        88%
Storage               (145,000 until 6/88)
Chicago,              self-storage facility
Illinois              with 99,040  leasable
                      square  feet  (78,023
                      before  6/88) of space.





                     (Balance of page intentionally left blank.)

The Springdale Apartments.
- -------------------------

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

     The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 2000, as follows:

                                                Average
                    No. of       Rent         Approximate         Rent/Sq.Ft.
                    Apart-       Per           Apartment          (Includes
Apartment Type      ments        Month           Size                Heat)
- --------------     -------       -----       ------------         -----------

  1BR, 1 Bath         68       $655-680       677-733 SF         $ .97 - .93
 *1BR, 1 Bath         11       $680-685       677-733 SF         $1.00 - .93
  2BR, 2 Baths        74       $755-785       936-966 SF         $ .81 - .81
 *2BR, 2 Baths        26       $785-790       936-966 SF         $ .84 - .82
  3BR, 2 Baths        19       $920-945     1,150-1,200 SF       $ .80 - .79
 *3BR, 2 Baths         1       $950         1,150 SF             $ .83

 *Fully Renovated

     Although the current rental rates in the table above reflect an average increase of less than 1% over December 31, 1999 rental rates, recognized lease rates increased 3.2% during 2000. The average economic occupancy of the Springdale Apartments decreased in 2000 to 95.3% as compared to 97% for 1999. Additionally, occupancy as of December 31, 2000, was 95%. See discussion in Item 6, Management's Discussion and Analysis or Plan of Operation, below. Most tenant leases are for periods of from six months to one year. At December 31, 2000, there were two tenants with month to month leases. No tenants lease more than one unit.

     ANALYSIS. The General Partners believe that the following information reflected market conditions as of December 31, 2000, for apartment complexes which may compete with the Springdale Apartments.

                              COMPETITIVE PROJECTS

                                                 Apartment         Average
                                    Rent           Size          Rent/Sq.Ft.
                    Rent            Per          (Average        (Includes
Project        Apartment Type       Month          in SF)           Heat)
- -------        --------------       -----        ----------      -----------

Meadows        A) 1BR/1 Bath        $680               685        $ .99
               B) 1BR/1 Bath        $740               708        $1.45
               A) 2BR/2 Bath        $760               943        $ .81
               B) 2BR/2 Bath        $835             1,115        $ .75

Monterey *      1BR/1 Bath          $700-725       730-860        $ .96-.84
(Waukesha)      2BR/2 Bath          $790-830     965-1,010        $ .82-.82

Willow *        1BR/1 Bath          $600-625       630-912        $ .95-.69
Creek           2BR/1-1/2 Bath      $730-750     940-1,050        $ .78-.71
(Waukesha)

*Does not include heat.;  A) = Not Remodeled; B) = Remodeled

     The Meadows, which is directly across the street from Springdale Apartments, completed remodeling its clubhouse, leasing center, fitness center and game room in 1996, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is a fifteen-year-old complex and rental rates do not include heat. Willow Creek is a twelve-to-thirteen year old complex located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat or water and sewer, comprises 168 units.

     The Springdale Apartments are being depreciated for tax purposes using 27.5 year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight- line depreciation for the portion allocable to tax-exempt Limited Partners. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 2000 primarily consisted of landscape improvements and new playground equipment, entry door replacements, heating, ventilation and air conditioning replacement and carpet and appliance replacement. See discussion in Item 6, Management's Discussion and Analysis of Plan of Operation, below. Major improvements anticipated in 2001 include: new playground equipment, landscaping enhancements, new side walks, curbs, stoops and patios for one building, resurfacing three of the four parking lots, replacing parking lot lighting, replacing entry doors for approximately 136 apartments, kitchen and bath renovations and interior door replacement for 24 units, new shower tile for 10 units, construction of 30 new garages and apartment carpet and appliance replacement on an as needed basis.

Gold Coast Storage.
- ------------------

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

     PROPERTY. Gold Coast Storage is a seven-story, loft-type industrial building constructed in approximately 1930 for use as a light manufacturing facility and warehouse. In 1982, the building was converted to a self-storage facility by a prior owner. When acquired, the building contained a total gross floor area of approximately 145,000 square feet, in addition to a full basement area, and was constructed with load-bearing exterior masonry walls and wood floors and joists. The foundation walls are masonry with exterior elevations of common brick and face brick. The office areas in the front of the building are provided with heating, ventilation and air conditioning systems which the General Partners believe to be in satisfactory condition. The storage areas of the building are heated to temperatures held in the 50 degree Fahrenheit range by ceiling-mounted space heaters with fans. The building is serviced by two freight elevators and has a TV security system, fire escape and sprinkler system. The Gold Coast Storage parking lot has 7 spaces for automobiles.

     Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 2000, with the exception of approximately 4,647 square feet, were on a month-to-month basis. The average optimum lease rate for self-storage space is $16.25 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 2000, approximately 88% of the space was leased compared to 87% at December 31, 1999. On an economic basis, the average occupancy was 85.9% during 2000 and 83% during 1999.

     The Partnership has obtained insurance covering the contents of rented storage units where damage is due to negligence or malfeasance. However, the scope of this type of insurance is limited and will not cover wrongful action deemed to be willful. The expense of defending and, where appropriate, settling or paying such claims is an added cost of business to be borne by the Partnership. Although past experience would indicate that such claims should not materially affect the Partnership's financial condition or its results of operations, no assurance can be given regarding the number or amount of such claims or the cost of defending or disposing of them, which the Partnership may have to bear.

         The size and type of self-storage units which are available are set forth in the chart below:

(1)      Gold Coast Storage - Interior

                                                                                                       Annual
                                                         Cost                     Cost                Cost per
            Sq. Ft.                  Size              per month                Annually               Sq. Ft.
            ------                   ----              ---------                --------              --------
               16                    4x4x4             $ 30.00                  $ 360.00               $22.50
               32                    8x4x5               56.00                    672.00                21.00
               40                    5x8x9               70.00                    840.00                21.00
               50                   5x10x9               90.00                  1,080.00                21.60
               64                    8x8x9              112.00                  1,344.00                21.00
               80                   8x10x9              125.00                  1,500.00                18.75
              104                   8x13x9              135.00                  1,620.00                15.58
              144                   8x18x9              187.00                  2,244.00                15.58
              192                  12x16x9              230.00                  2,760.00                14.38
              352                  22x16x9              366.00                  4,392.00                12.48

(2)      Gold Coast Storage - Exterior

                                                                                                       Annual
                                                         Cost                     Cost                Cost per
            Sq. Ft.                  Size              per month                Annually               Sq. Ft.
            ------                   ----              ---------                --------              --------
              200                    10x20             $240.00                 $2,880.00               $14.40
              250                    10x25              290.00                  3,480.00                13.92
              264                    12x22              304.00                  3,648.00                13.82
              300                    10x30              345.00                  4,140.00                13.80
              403                    13x31              419.00                  5,028.00                12.48

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

                                                                                                       Annual
                                                        Cost                     Cost                 Cost per
            Sq. Ft.                  Size             per month                 Annually               Sq. Ft.
            -------                  ----             ---------                ---------              --------
               25                    5x5x4             $ 50.00                 $  600.00               $24.00
               50                   5x10x8               65.00                    780.00                15.60
               64                    8x8x8               90.00                  1,080.00                16.88
               80                   8x10x8              100.00                  1,200.00                15.00
              100                  10x10x8              125.00                  1,500.00                15.00

(2)      East Bank Storage (Two)     (This location  opened during  the fourth
         730 West Lake Street        quarter 1996.)

                                                                                                        Annual
                                                        Cost                     Cost                 Cost per
           Sq. Ft.                    Size            per month                Annually                Sq. Ft.
           ------                     ----            ---------                ---------              --------

               25                    5x5x8            $  55.00                 $  660.00               $26.40
               50                   5x10x8               90.00                  1,080.00                21.60
               80                   8x10x8              160.00                  1,920.00                24.00
              100                  10x10x8              175.00                  2,100.00                21.00
              150                  10x15x8              235.00                  2,820.00                18.80
              200                  10x20x8              305.00                  3,660.00                18.30

(3)      Public Storage              (This location opened for business in early
         1129 N. Wells               1996)

                                                                                                       Annual
                                                        Cost                     Cost                 Cost per
            Sq. Ft.                  Size             per month                Annually                Sq. Ft.
            -------                  ----             ---------                --------               --------
               25                    5x5x8             $ 60.00                 $  720.00               $28.80
               50                   5x10x8              117.00                  1,404.00                28.08
               80                   8x10x8              145.00                  1,740.00                21.75
              100                  10x10x8              179.00                  2,148.00                21.48
              200                  10x20x8              279.00                  3,348.00                16.74


(4)      Strong Box                 (This property has modified some space into
         1516 N. Orleans            a temperature controlled cellar)

                                                                                                      Annual
                                                         Cost                   Cost                 Cost per
           Sq. Ft.                   Size             per month                Annually               Sq. Ft.
           ------                    ----             ---------                --------              --------

               16                    4x4x4             $ 42.00                 $  504.00               $31.50
               25                    5x5x8               62.00                    744.00                29.76
               50                   5x10x8              110.00                  1,320.00                26.40
               64                    8x8x8              130.00                  1,560.00                24.38
               80                   8x10x8              158.00                  1,896.00                23.70
              100                  10x10x8              230.00                  2,760.00                27.60
              144                   8x18x8              310.00                  3,720.00                25.83

(5)          U-Stor-It
             2100 W. Fulton

                                                                                                      Annual
                                                         Cost                   Cost                 Cost Per
            Sq. Ft.                  Size             per month                Annually               Sq. Ft.
            -------                  ----             ---------                --------              --------
               40                    5x8x8            $  79.00                 $  948.00               $23.70
               50                   5x10x8               85.00                  1,020.00                20.40
               80                   8x10x8              113.00                  1,356.00                16.95
              100                  10x10x8              152.00                  1,824.00                18.24
              150                  10x15x8              169.00                  2,028.00                13.52
              200                  10x20x8              229.00                  2,748.00                13.74
              250                  10x25x8              259.00                  3,106.00                12.43

(6)       U-Stor-It
          Harrison and Des Plaines Streets

                                                                                                      Annual
                                                        Cost                    Cost                 Cost per
           Sq. Ft.                   Size             per month                Annually               Sq. Ft.
           ------                    ----             ---------                --------               -------
               50                   5x10x8            $  75.00                $   900.00               $18.00
              100                  10x10x8              129.00                  1,548.00                15.48
              125                10x12.5x8              142.00                  1,704.00                13.63
              150                  10x15x8              169.00                  2,028.00                13.52
              200                  10x20x8              194.00                  2,328.00                11.64
              250                  10x25x8              259.00                  3,108.00                12.43
              300                  10x30x8              309.00                  3,708.00                12.36

(7)      The Lock Up
         North Clybourn

                                                                                                      Annual
                                                       Cost                      Cost                Cost per
           Sq. Ft.                  Size             per month                  Annually              Sq. Ft.
           -------                  ----             ---------                  --------              -------
                50                5x10x8              $120.00                 $ 1,440.00               $28.80
                80                8x10x8               165.00                   1,980.00                24.75
               100               10x10x8               225.00                   2,700.00                27.00
               150               10x15x8               270.00                   3,240.00                21.60
               200               10x20x8               325.00                   3,900.00                19.50


     Parking lot spaces are leased to an affiliate of Gold Coast Storage which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $1,477 per month.

     Gold Coast Storage is being depreciated for tax purposes using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. Major improvements during 2000 included a new heating ,ventilation and air conditioning unit for the office, and the boiler section replacements. See Item 6, Management's Discussion and Analysis or Plan of Operation, below for further discussion. Major improvements anticipated for 2001 include the addition of 41 outside storage units, 36 new garage doors and garage roof system, new roof on the one story section of building, tuck pointing and masonry repairs, 24 new fire windows and new fencing around the entire perimeter of the Property, landscaping enhancements, the replacement of four roof top doors and the purchase of a new Bobcat.

Item 3.           Legal Proceedings.
                  -----------------

     The Partnership is not a party to any litigation that would have a material adverse impact upon its business or operations.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report.

                                     PART II
                                     -------

Item 5.           Market for Registrant's Limited Partnership Interests
                  -----------------------------------------------------
                   and Related Security Holder Matters.
                  -------------------------------------

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

     In 1996 and 1997, 423 and 360.858 Units, respectively, were repurchased and retired by the Partnership. During 1999, 971.0235 Units were repurchased and retired by the Partnership. At December 31, 1999, 35,977.2501 Units were outstanding. At December 31, 2000, and at March 15, 2001, there were 35,977.2501 Units issued and outstanding, which were held by a total of 1540 Unit holders.

     The Limited Partners were paid four cash distributions in 2000 totaling $35.39 per Unit and four cash distributions in 1999 totaling $29.60 per Unit.

Item 6.           Management's Discussion and Analysis or Plan of Operation
                  ---------------------------------------------------------
Liquidity and Capital Reserves.
- ------------------------------

     The Partnership had cash and cash equivalents of approximately $607,616 as of December 31, 2000, and $708,616 as of December 31, 1999. The decrease in cash and cash equivalents on hand is the result of several primary factors: an increase in accounts receivable, prepaid expenses and additions to investment in real estate and decreased net income generated by the Specified Properties, partially offset by an increase in accounts payable and deferred income. The Partnership's restricted cash, representing operating and contingency reserves (the "Reserve"), was funded by proceeds from the Offering and had a balance of $377,320 on December 31, 2000, and December 31, 1999 (which represents 2% of the gross proceeds of the Offering as required by the Limited Partnership Agreement). The Reserve is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

     The source of future liquidity and cash distributions to the Partners is dependent primarily upon cash generated by the Specified Properties and secondarily through the sale or financing of these properties.

     The Reserve is intended to assist the Partnership in maintaining liquidity to meet cash requirements. Based upon a review of the existing leases and occupancy levels at the Springdale Apartments and Gold Coast Storage and further based upon the Partnership's investment objectives and the fact that the Specified Properties are held on an all-cash basis in connection with such acquisitions, the General Partners do not anticipate a lack of liquidity. In the event the Reserve is insufficient to meet cash or liquidity needs, the Partnership would be required to borrow funds to meet such costs. Nonetheless, in addition to the Reserve discussed above, the General Partners believe that the equity in the Partnership's Specified Properties which are now held on an all-cash basis, would provide additional sources of liquidity, if required. The General Partners therefore believe that, if required, the Partnership would be able to obtain financing collateralized by the Properties in order to provide funds to meet working capital needs.

     In October 1999, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,800, of the outstanding Limited Partnership Units of the Partnership at $271 per Unit. The Partnership's records indicate that as of December 31, 1999, 469.27

Units were sold by Limited Partners to Bond Purchase, L.L.C. The Bond Purchase, L.L.C. offer expired on November 15, 1999. On October 26, 1999, the General Partners submitted an offer, with an expiration date of November 26, 1999, to the Limited Partners whereby the Partnership, its General Partners and certain affiliates, would purchase up to 4.9% of the outstanding Units of the Partnership at $285 per Unit. As a result of the Partnership's offer, its records indicate that 971.0235 Units, or $276,741 in aggregate, were sold to the Partnership in response to the Partnership's offer in 1999.

     On March 31, 2000, a number of affiliates of MacKenzie Patterson, Inc., which are not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 5,542, or approximately 15%, of the outstanding Limited Partnership Units of the Partnership at $285 per Unit. The MacKenzie Patterson, Inc. offer, which was to expire on May 5, 2000, was extended to May 15, 2000, and the offer price was increased to $301. On April 11, 2000, the General Partners filed a neutral position response to the MacKenzie Patterson, Inc. offer. The Partnership's records indicate that as of March 14, 2001, 623.9727 Units were sold by Limited Partners to the MacKenzie Patterson, Inc. affiliates.

     On April 4, 2000, Bond Purchase, L.L.C., submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1,000, or approximately 2.8%, of the outstanding Limited Partnership Units of the Partnership at $301 per Unit. The Bond Purchase, L.L.C. offer expired on May 15, 2000. The Partnership's records indicate that as of March 14, 2001, 505.9139 Units were sold by Limited Partners to the Bond Purchase, L.L.C.

     Management believes that the Unit sales to Bond Purchase, L.L.C., and the MacKenzie Patterson, Inc. affiliates will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

Results of Operations.
- ---------------------

     COMPARISON OF 2000 TO 1999. Occupancy at the Springdale Apartments was 95% at December 31, 2000, and 97% at December 31, 1999. Economic occupancy at Springdale Apartments averaged approximately 95.3% during 2000. Management anticipates that occupancy will average 93.5 - 98% during 2001. Leased space at Gold Coast Storage was 88% at December 31, 2000, compared to 87% at December 31, 1999. On an economic basis, the average occupancy at Gold Coast Storage during 2000 was 85.9% and 83% in 1999. At December 31, 2000, the average optimum annual lease rate for self-storage space was $16.25 as compared to $16.24 one year earlier. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 2001 will range from 88-94%. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

     Overall rental revenue in 2000 attributable to the Specified Properties ($2,871,788) increased by approximately 3.7% from 1999 ($2,769,789). Rental revenue increased for Springdale Apartments from $1,599,058 for the year ended December 31, 1999, to $1,620,022 (approximately 1.3%) for the year ended
December 31, 2000, due primarily to a 3% increase in rental rates and lower employee unit costs, partially offset by increased rental concessions and a 48.6% increase in vacancy loss. The General Partners anticipate that rental revenue at Springdale Apartments will improve from 2000 levels during 2001 due to a projected increase in occupancy and rental rates. There can be no assurance, however, that such projected increases will occur. Rental revenue increased at Gold Coast Storage (approximately 6.9%) from $1,170,731 for the year ended December 31, 1999, to $1,251,767 for the year ended December 31, 2000. Rental income at Gold Coast increased in 2000 due to a 7.4% increase in effective rental rates, partially offset by a 21.4% decrease in parking income. Larger storage units rent at lower per square foot rates as compared to smaller storage units. The General Partners believe that rental revenue at Gold Coast Storage should improve during 2001 due to a projected increase in occupancy and rental rates. There can be no assurance, however, that such projected increases will occur.

     Material improvements at Springdale Apartments in 2000 primarily consisted of landscape improvements and new playground equipment, $13,460, entry door replacements, $37,551, air conditioning replacement, $11,256, boiler replacement, $10,095, replacement of appliances, $17,609, and carpeting replacement, $69,645. Major improvements at Gold Coast included heating and air conditioning and replacement, $2,200, and boiler section replacement, $4,475.

     Overall expenses in 2000 attributable to the Specified Properties, $2,038,459, increased by approximately 6% from 1999, $1,923,491. Expenses in 2000 attributable to Springdale Apartments, $1,184,456 increased by approximately 11% from 1999, $1,067,366, due to increases in property operations, general and administrative and depreciation expense. Property operation expenses at Springdale Apartments are higher for the year ended December 31, 2000, as compared to one year earlier, primarily due to the following increases in expense: water and sewer, $5,417, gas and fuel, $12,821, non-recurring painting and decorating projects, $7,421 and carpet replacement, $5,840, partially offset by a decrease in rubbish removal expense of $1,875. Water and sewer expenses are higher in 2000 due to increased usage resulting primarily from a summer flood which caused the swimming pool to be drained and refilled. Heating fuel costs increased in 2000 due to higher utility rates in the fourth quarter, as well as increased usage due to colder temperatures in November and December. Non-recurring painting and decorating expense increased due to hallway and balcony painting. Carpet replacement increased due to higher apartment turnover in 2000. Real estate taxes at the Springdale Apartments decreased slightly in 2000 as compared to 1999. Advertising expense decreased 11.1% at the Property during 2000 as compared to 1999. General and administrative expenses are higher due to the following increases in expense: administrative salaries, $10,819, legal and evictions fees, $3,349, property insurance, $3,511, and bad debt expense, $17,204, partially offset by the following deceases in expense: telephone and answering service expense, $2,041 and miscellaneous expense, $5,989. Repairs and maintenance expense at Springdale Apartments increased in 2000, as compared to 1999, due to the following increases in expense: grounds maintenance and supplies, $19,818, painting and decorating $14,621, partially offset by the following decreases in expense: janitorial supplies and contracts, $3,906, and heating ventilation and air conditioning repair and replacement, $5,653. Grounds maintenance and supplies increased due to a temporary reduction of grounds-keeping staff in the first quarter of 1999, landscaping improvements completed in 2000 and higher snow plowing expense resulting from heavy snow falls in December 2000. Painting and decorating increased due to wallpaper replacement and an increase in apartment unit turnover in 2000. Depreciation expense increased to $361,409 in 2000 compared with $328,344 in 1999 due to fixed asset additions. Management fees at Springdale Apartments increased during 2000 as compared to 1999 due to higher total revenue in 2000.

     Overall expenses attributable to Gold Coast Storage in 2000, $854,004, decreased from 1999, $856,125. Property operation expense at Gold Coast Storage decreased for the year ended December 31, 2000, as compared to the same period one year earlier, due to the following decreases in expense: electricity, $5,160 and non-recoverable insurance loss, $13,740, partially offset by increased non-recurring carpeting expense, $5,528. Electricity decreased due to lower usage in 2000. Non-recoverable insurance loss decreased primarily due to the replacement cost of $12,740 incurred in 1999 for a fire pump control unit which was damaged in an electrical storm. Real estate taxes at Gold Coast Storage increased approximately 5.3% from $139,751 in 1999 to $147,085 in 2000, due to a reassessment of the property. Repairs and maintenance expense at Gold Coast Storage decreased in 2000 as compared to 1999 primarily due to the following decreases in expense: structural repairs, $13,599,elevator maintenance, $2,773, and janitorial contract and supplies, $6,122, partially offset by the following increases in expense: grounds supplies and maintenance, $7,367, and maintenance salaries, $5,755. Structural repairs were higher in 1999 primarily due to elevator maintenance, $8,292, and exterior structural repairs, $7,164 completed in that year. Grounds maintenance and supplies increased due to higher snow plowing costs resulting from heavy snow fall in December 2000. Advertising expense at Gold Coast Storage increased to $70,262 during 2000 as compared to $67,970 in 1999. Depreciation and amortization expense at Gold Coast Storage increased to $205,355 in 2000, as compared to $201,428 in1999 due to capitalized expenditures in 2000. Overall general and administrative expenses at Gold Coast Storage increased in 2000, as compared to 1999, due to the following increases in expense: administrative expense, $4,241, administrative salaries and commissions, $2,040 and bad debt, $2,095, partially offset by the following decreases in expense: legal and eviction fees, $4,589, and professional fees, $1,756. Management fee expense at Gold Coast Storage increased to $76,444 in 2000 as compared to $72,599 in 1999 due to higher total revenue in 2000.

     For the year ended December 31, 2000, the Springdale Apartments had net income of $510,124 as compared to $609,251 for the year ended December 31, 1999, due to an increase in rental revenues offset by increased expenses as discussed above. Net income for 2000, $452,874, from Gold Coast Storage increased by approximately 22.1% from 1999, $370,775, as a result of the factors affecting rental revenue and expenses as detailed above.

     Partnership interest income during 2000 decreased to $29,238 from $36,024 during 1999. Interest income earned on excess cash held by Springdale Apartments was $7,946 in 2000 and $9,987 in 1999. Partnership administrative expenses for 2000 decreased to $16,845 from $34,864 in 1999 due to decreased bank fees and mailing expenses. Mailing expenses were higher in 1999 due to increased correspondence to investors. Partnership professional fees for 2000 increased to $6,396 from $1,852 in 1999. Audit and accounting fees in 2000 increased to $68,821 from $22,000 in 1999 due to additional services provided.

     The combined net income of the Specified Properties and Partnership for 2000, $900,128, decreased from 1999, $957,335, as the result of the factors discussed above.

     Distributions to Limited Partners in 2000 totaled $1,273,188 compared to 1999 distributions of $1,093,807. Distributions on a per unit basis to Limited Partners increased in 2000 ($35.39) compared to 1999 ($29.60), of which $9.24 and $3.94 per unit, respectively, was a return of capital on a federal income tax basis. Net income per Unit in 2000 ($22.52) decreased from 1999 ($23.38) primarily as the result of the factors detailed above affecting the Specified Properties. The General Partners anticipate distributions and net income per Unit to increase in the future due to a projected increase in occupancy and rental rates, and controlled expenses at the Specified Properties.

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

Inflation.
- ---------

     Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs but may lead to increased rental revenues and real estate values.

Item 7.           Financial Statements.
                  --------------------

     See Index to Financial Statements on Page F-1 of this Form 10-KSB for Financial Statements.

Item 8.           Changes in and Disagreements with Accountants on Accounting
                  -----------------------------------------------------------
                  and Financial Disclosure.
                  --------------------------

         None.








                   (Balance of page intentionally left blank.)

                                    PART III
                                    --------

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  -------------------------------------------------------------
                  Compliance with Section 16(a) of the Exchange Act.
                  -------------------------------------------------

     The Partnership does not have directors or officers. The General Partners of the Partnership are ChrisKen Income Properties, Inc., an Illinois corporation, as Managing General Partner, and ChrisKen Limited Partnership I, an Illinois limited partnership, as Associate General Partner.

     Issued and outstanding shares of the Managing General Partner are owned or controlled by Messrs. John F. Kennedy and John S. Marten. Mr. Kennedy is President and a Director and Mr. Marten is the Vice President -Property Management and a Director of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the manager of the Specified Properties. The sole officer of the Managing General Partner is John F. Kennedy, who is President and Secretary. Mr. Kennedy is its sole director. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an affiliate.

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2001:

         Name                  Age                      Position
         ----                  ---                      --------

    John F. Kennedy             50          Director, President and Secretary

     John F. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1989 and is a general partner of the Associate General Partner. Mr. Kennedy is President, Chief Executive Officer, Chief Operating Officer and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the manager of the Specified Properties. Mr. Kennedy has also been an officer, director and shareholder of several ChrisKen affiliates. Mr. Kennedy is currently a general partner in 8 affiliated private real estate limited partnerships located primarily in the Midwest as well as a principal of ChrisKen Growth & Income L.P. II, a public real estate limited partnership. Prior to co-founding The ChrisKen group of companies, he was involved from 1977 to 1978 with marketing various properties for American Invsco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy of holds a Bachelor of Arts degree from DePaul University. Mr. Kennedy has been a licensed real estate broker since 1981.

Item 10.          Executive Compensation.
                  ----------------------

         The Partnership does not have directors or officers. Furthermore, the Partnership is not required to pay the officers and directors of its General Partners compensation in such capacities. However, the Partnership is required to pay certain fees, make distributions and allocate a share of the profits or losses of the Partnership to the General Partners as described under the caption "Management Compensation" on pages 16 through 19 of the Partnership's Prospectus, which description is incorporated herein by reference.

         The following is a schedule of the compensation paid for the period ended December 31, 2000, by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:

Description of Transaction and                                  Amount of
Entity Receiving Compensation                                   Compensation
- ------------------------------                                  ------------
Reimbursement of property operating payroll costs to
affiliate of General Partners                                   $285,436
Property Management Fee to affiliate of the General Partners    $160,317
                                                                --------
         Total                                                  $445,753
                                                                ========

Item 11.         Security Ownership of Certain Beneficial Owners and Management.
                 --------------------------------------------------------------

         (a) To the best knowledge of the Partnership, as of December 31, 2000, and March 15, 2001, no person held more than five percent (5%) of the Units.

         (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 2000, and March 15, 2001, 35,977.2501 Units were beneficially owned by 1540 Limited Partners.

Item 12.          Certain Relationships and Related Transactions.
                  ----------------------------------------------

     CREMCO, L.L.C., an affiliate of the General Partners, provides management services for the properties owned by the Partnership. The manager's duties and responsibilities include supervision of the day-to-day management of the operations of the Specified Properties, the rendition of long-range planning services and rendering such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Specified Properties. Any fees for management services will be in addition to the General Partners' distributive share of cash flow. CREMCO, L.L.C. and/or ChrisKen Real Estate Management Company, Inc. earned $160,317 and $155,720 in 2000 and 1999, respectively, for such management services. In addition, the Partnership reimbursed CREMCO, L.L.C. and/or ChrisKen Real Estate Management Company, Inc. for payroll expenses for personnel directly related to property operations totaling $285,436 and $273,865 in 2000 and 1999, respectively.

     There may be conflicts of interest on the part of CREMCO, L.L.C. since it may be rendering similar services to other partnerships. However, the General Partners believe that CREMCO, L.L.C. has sufficient personnel and other required resources to discharge all of its responsibilities to the various properties that it manages and will manage in the future on behalf of the Partnership.

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

     An affiliate of the General Partners leases space at Gold Coast Storage. During 2000 and 1999 the Partnership recognized rental revenue of $16,500 and $21,000, respectively, from this lease. Mr. Kennedy, President and a Director of the entity that controls CREMCO, L.L.C. and Mr. John S. Marten, Vice President - Property Management and a Director of the entity that controls CREMCO, L.L.C., each own 235 Units.

     Upon the sale or refinancing of a real estate investment purchased by the Partnership, the General Partners will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the gross sales price of the pro perty; or (b) 1/2 of the competitive real estate commission if they have rendered such services; provided, however, that payment of such commissions to the General Partners shall be subordinated to receipt by the Limited Partners of their Adjusted Investment and Preferential Distribution. Reference is made to
Note 5 of the Notes to the Consolidated Financial Statements for amounts paid to related parties.







                   (Balance of page intentionally left blank.)

Item 13.          Exhibits and Reports on Form 8-K.
                  --------------------------------

                  (a) The following exhibits are included herein or incorporated by reference:

Number            Exhibit
- ------            -------

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


(F-1)             Index to Financial Statements.

                  Report of Independent Auditors                                                 F-2
                  Financial Statements:

                  Consolidated Balance Sheet - December 31, 2000                                 F-3
                  Consolidated Statements of Income for the Years Ended
                    December 31, 2000 and 1999                                                   F-4
                  Consolidated Statements of Partners' Capital for
                    the Years Ended December 31, 2000 and 1999                                   F-5
                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2000 and 1999                                                   F-6
                  Notes to Consolidated Financial Statements                                     F-7

(28)(1) Pages 16-19 of final Prospectus dated August 28, 1987, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended.

(b)               Reports on Form 8-K.

                  The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2000.


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

                             CHRISKEN PARTNERS CASH INCOME FUND L.P.

                             By:      ChrisKen Income Properties, Inc.,
                                      Managing General Partner


Date:    March 26, 2001      By:      /s/ John F. Kennedy
                                      ------------------------------------
                                      John F. Kennedy
                                      Director and President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    March 26, 2001      By:     /s/ John F. Kennedy
                                     -------------------------------------
                                     John F. Kennedy, Director
                                     and President of the Managing General
                                     Partner

                      Consolidated Financial Statements

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                       WITH REPORT OF INDEPENDENT AUDITORS

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Index to Consolidated Financial Statements




Report of Independent Auditors..............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2000..............................F-3
Consolidated Statements of Income for the Years Ended
   December 31, 2000 and 1999...............................................F-4
Consolidated Statements of Partners' Capital for the Years
   Ended December 31, 2000 and 1999.........................................F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000 and 1999...............................................F-6
Notes to Consolidated Financial Statements..................................F-7

                         Report of Independent Auditors

To the Partners
ChrisKen Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of ChrisKen Partners Cash Income Fund L.P. (a Delaware Limited Partnership) as of December 31, 2000, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChrisKen Partners Cash Income Fund L.P. at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Chicago, Illinois                            /s/ Ernst & Young LLP
                                             ---------------------------
March 6, 2001                                Ernst & Young LLP

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           Consolidated Balance Sheet

                                December 31, 2000


ASSETS
Cash and cash equivalents                                     $     607,616
Restricted cash                                                     377,320
Accounts receivable                                                  73,218
Prepaid expenses                                                     28,040
                                                             -----------------
                                                                  1,086,194
Investment in real estate, at cost:
   Land                                                           2,220,195
   Land improvements                                                 54,995
   Buildings and improvements                                    10,905,687
   Equipment                                                        478,842
                                                             -----------------
                                                                 13,659,719
   Accumulated depreciation                                      (3,143,389)
                                                             -----------------
                                                                 10,516,330

                                                             -----------------
Total assets                                                    $11,602,524
                                                             =================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses                           $    83,171
Tenants' security deposits                                          100,893
Deferred rental income                                              136,292
Accrued real estate taxes                                           309,165
                                                             -----------------
Total liabilities                                                   629,521
Partners' capital, 35,977 limited partnership units issued
   and outstanding                                               10,973,003

                                                             -----------------
Total liabilities and partners' capital                         $11,602,524
                                                             =================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        Consolidated Statements of Income


                                                  YEAR ENDED DECEMBER 31
                                                  2000              1999
                                               ------------------------------
REVENUE
Rental                                         $2,871,788        $2,769,789
Interest                                           37,185            46,011
Other                                             121,723           123,741
                                               ------------------------------
Total revenue                                   3,030,696         2,939,541

EXPENSES
Property operations                               236,268           216,719
Real estate taxes                                 306,372           300,905
Repairs and maintenance                           309,464           295,210
Advertising                                        89,291            89,741
Depreciation                                      566,764           529,772
General and administrative                        462,092           394,139
Management fees - affiliate                       160,317           155,720
                                               ------------------------------
Total expenses                                  2,130,568         1,982,206
                                               ------------------------------
Net income                                      $ 900,128         $ 957,335
                                               ==============================

Net income allocated to general partners         $ 90,013          $ 95,734
                                               ==============================
Net income allocated to limited partners        $ 810,115         $ 861,601
                                               ==============================

Net income allocated to limited partners per
   weighted-average limited  partnership
   units outstanding                             $  22.52          $  23.38
                                               ==============================
Weighted-average limited partnership units
   outstanding                                     35,977            36,852
                                               ==============================


SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 2000 and 1999



                                                        PARTNERS' CAPITAL ACCOUNTS
                                               GENERAL            LIMITED
                                               PARTNERS          PARTNERS             TOTAL
                                            ---------------------------------------------------

Balance at January 1, 1999                    $428,255         $11,470,886        $11,899,141
Repurchase of limited partnership units              -            (276,741)          (276,741)
Distributions (A)                                    -          (1,093,807)        (1,093,807)
Net income                                      95,734             861,601            957,335
                                            ---------------------------------------------------
Balance at December 31, 1999                   523,989          10,961,939         11,485,928
Distributions (A)                             (139,865)         (1,273,188)        (1,413,053)
Net income                                      90,013             810,115            900,128
                                            ---------------------------------------------------
Balance at December 31, 2000                  $474,137         $10,498,866        $10,973,003
                                            ===================================================

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                                                    2000              1999
                                                             ----------------------------------

                First quarter                                       $11.93             $7.57
                Second quarter                                        7.79              6.30
                Third quarter                                         7.79              7.82
                Fourth quarter                                        7.87              7.91

SEE ACCOMPANYING NOTES.



                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Consolidated Statements of Cash Flows


                                                                       YEAR ENDED DECEMBER 31
                                                                       2000              1999
                                                                  --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  900,128       $  957,335
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                                      566,764          529,772
     Net changes in operating assets and liabilities:
       Increase in accounts receivable                                 (29,329)          (5,237)
       Increase in prepaid expenses and other                           (8,102)         (17,347)
       Increase (decrease) in accounts payable and accrued real
         estate taxes                                                   44,319          (64,952)
       Increase in deferred income and prepaid rent                     14,913           26,658
       Increase in tenants' security deposits                            7,682            1,253
                                                                  --------------------------------
Net cash flows provided by operating activities                      1,496,375        1,427,482

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                (184,322)        (141,134)
                                                                  --------------------------------
Cash flows used in investing activities                               (184,322)        (141,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of limited partnership units                                      -         (276,741)
Distributions                                                       (1,413,053)      (1,093,807)
                                                                  --------------------------------
Cash flows used in financing activities                             (1,413,053)      (1,370,548)
                                                                  --------------------------------
Net decrease in cash and cash equivalents                             (101,000)         (84,200)
Cash and cash equivalents, beginning of year                           708,616          792,816
                                                                  --------------------------------
Cash and cash equivalents, end of year                              $  607,616       $  708,616
                                                                  ================================

SEE ACCOMPANYING NOTES.
                                                                             F-6

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 2000 and 1999

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

Information related to these segments for the years ended December 31, 2000 and 1999 is as follows:

                                                               YEAR ENDED DECEMBER 31, 2000
                                     --------------------------------------------------------------------
                                            RESIDENTIAL       SELF
                                             APARTMENT       STORAGE
                                              COMPLEX       FACILITY       PARTNERSHIP     CONSOLIDATED
                                     --------------------------------------------------------------------

Property operating revenues                $ 1,686,634     $1,306,877      $       -       $  2,993,511
Property operating expenses                   (660,282)      (441,429)             -         (1,101,711)
                                     --------------------------------------------------------------------
        Operating income                     1,026,352        865,448              -          1,891,800

Reconciliation to net income
        General and administrative
        expense                               (162,765)      (207,219)       (92,108)          (462,092)
        Depreciation expense                  (361,409)      (205,355)                         (566,764)
        Interest income                          7,946              -         29,238             37,184
                                     --------------------------------------------------------------------
Net income (loss)                          $   510,124     $  452,874      $ (62,870)      $    900,128
                                     ====================================================================
Capital improvements                       $   177,321     $    7,001      $       -       $    184,322
                                     ====================================================================
Total assets                               $ 6,306,681     $4,524,520      $ 771,323       $ 11,602,524
                                     ====================================================================

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             Notes to Consolidated Financial Statements (continued)


1.       NATURE OF BUSINESS (CONTINUED)


                                                           YEAR ENDED DECEMBER 31, 1999
                                      --------------------------------------------------------------------

                                            RESIDENTIAL        SELF
                                             APARTMENT        STORAGE
                                              COMPLEX        FACILITY       PARTNERSHIP     CONSOLIDATED
                                      ----------------------------------------------------------------------

Property operating revenues                 $1,666,630      $1,226,900       $      -       $ 2,893,530
Property operating expenses                   (606,092)       (452,203)             -        (1,058,295)
                                      --------------------------------------------------------------------
        Operating income                     1,060,538         774,697              -         1,835,235

Reconciliation to net income
      General and administrative
      expense                                 (132,930)       (202,494)        (58,715)        (394,139)
      Depreciation expense                    (328,344)       (201,428)              -         (529,772)
       Interest income                           9,987               -          36,024           46,011
                                      ----------------------------------------------------------------------
Net income (loss)                           $  609,251      $  370,775       $ (22,691)     $   957,335
                                      ======================================================================
                                               121,500      $   19,634               -      $   141,134
Capital improvements                  =====================================================================
Total assets                                $6,592,785      $4,748,824       $ 706,925      $12,048,535
                                      ======================================================================

                                                                             F-8

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

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the Springdale Property. The lawsuit was settled as of June 1, 1998, and the Partnership has ceased marketing the Property for sale and has no present plans to dispose of the Property. Accordingly, as of June 1, 1998, the Springdale Property is no longer considered as assets held for sale and the net book value of $6,664,000 has been reclassified as an investment in real estate.

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

The Partnership recognized depreciation expense of $566,764 and $529,772 in 2000 and 1999, respectively.

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

3.  BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally impairment loss, depreciation expense, and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 2000 and 1999 is approximately $40,454 and $142,582 lower, respectively, than the taxable income of the Partnership. The aggregate cost of real estate for federal income tax purposes at December 31, 2000 is $13,307,563.

4.  PARTNERSHIP AGREEMENT

The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners' receiving their noncumulative, noncompounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions to partners in 1999 were not sufficient to meet the Annual Preferred Return. In 2000, the Annual Preferred Return was met in and $139,865 was distributed to the General Partners.

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

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 2000, cash restricted for working capital reserve purposes was $377,320.

5.  RELATED PARTY TRANSACTIONS

The Partnership pays management fees to CREMCO L.L.C. or its predecessor, ChrisKen Real Estate Management Company, Inc., (collectively "ChrisKen"), affiliates of the General Partners. Management fees are calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for Self-Storage. Total management fees for 2000 and 1999 were $160,317 and $155,720, respectively. The management agreements are subject to annual renewal. In addition, the Partnership reimburses ChrisKen for personnel costs directly attributable to property operations, totaling $285,436 and $293,111 in 2000 and 1999, respectively. These costs are included in property operations expenses in the accompanying consolidated statements of income.

An affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $16,500 and $21,000, in 2000 and 1999, respectively.