Form 10QSB
period 2001-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2001-05-21
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

[ ]                   TRANSITION REPORT UNDER SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to _______________

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

           DELAWARE                                    36-3521124
---------------------------------         ------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)


345 North Canal Street, Chicago, Illinois                      60606
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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                     ---------------------------------------

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I           FINANCIAL INFORMATION
                 ---------------------

     Item 1.     Consolidated Financial Statements (UNAUDITED)

                 Condensed Consolidated Balance Sheet at
                 March 31, 2001                                              2

                 Condensed Consolidated Statements of Income
                 for the Three Months Ended
                 March 31, 2001 and 2000                                     3

                 Condensed Consolidated Statement of Partners'
                 Capital for the Three Months Ended
                 March 31, 2001                                              4

                 Condensed Consolidated Statements of Cash Flows for
                 the Three Months Ended March 31, 2001
                 and 2000                                                    5

                 Notes to Condensed Consolidated Financial Statements        6

     Item 2.     Management's Discussion and Analysis or
                 Plan of Operation                                           8

PART II.         OTHER INFORMATION
                 -----------------

     Item 1.     Legal Proceedings                                           12

     Item 2.     Changes in Securities and Use of Proceeds                   12

     Item 3.     Defaults Upon Senior Securities                             12

     Item 4.     Submissions of Matters to a Vote of
                 Security Holders                                            12

     Item 5.     Other Information                                           12

     Item 6.     Exhibits and Reports on Form 8-K                            12

SIGNATURE                                                                    13

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001
                                   (UNAUDITED)



ASSETS
Cash and cash equivalents                                    $     218,106
Restricted cash                                                    377,320
Accounts receivable                                                 79,370
Prepaid expenses                                                    40,618
                                                          ----------------
                                                                   715,414
Investment in real estate, at cost:
   Land                                                          2,275,190
   Buildings and improvements                                   10,908,203
   Equipment                                                       515,826
                                                          ----------------
                                                                13,699,219
   Accumulated depreciation                                     (3,285,079)
                                                          ----------------
                                                                10,414,140
                                                          ----------------
Total assets                                                   $11,129,554
                                                          ================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                            $       92,241
Tenants' security deposits                                          99,891
Deferred income and prepaid rent                                   136,283
Accrued real estate taxes                                          211,303
                                                          ----------------
Total liabilities                                                  539,718

Partners' capital, 35,977 limited partnership
 units issued and outstanding                                   10,589,836
                                                          ----------------
 Total liabilities and partners' capital                       $11,129,554
                                                          ================

SEE ACCOMPANYING NOTES.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                          MARCH 31
                                                    2001            2000
                                                  ------------------------

REVENUE
Rental                                            $ 698,980      $ 702,851
Interest                                             11,222         11,817
Other                                                35,617         35,870
                                                  ------------------------
Total revenue                                       745,819        750,538

EXPENSES
Property operations                                 198,155        128,563
Depreciation                                        141,691        132,443
General and administrative                          192,081        211,892
Management fees - Affiliate                          42,130         40,620
                                                  ------------------------
Total expenses                                      574,057        513,518
                                                  ------------------------
Net income                                        $ 171,762      $ 237,020
                                                  ========================
Net income allocated to general partners          $  17,176      $  23,702
                                                  ========================
Net income allocated to limited partners          $ 154,586      $ 213,318
                                                  ========================
Net income  allocated to limited  partners
 per limited  partnership  unit outstanding            4.30      $    5.93
                                                  ========================
Limited partnership units outstanding                35,977         35,977
                                                  ========================

SEE ACCOMPANYING NOTES.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)



                                           PARTNERS' CAPITAL ACCOUNTS
                                   ----------------------------------------
                                    GENERAL         LIMITED
                                    PARTNERS        PARTNERS       TOTAL
                                   ----------------------------------------

Balance at January 1, 2001         $474,137      $10,498,866    $10,973,003
Distributions (A)                  (139,865)        (415,064)      (554,929)
Net income                           17,176          154,586        171,762
                                   ----------------------------------------
 Balance at March 31, 2001         $351,448      $10,238,388    $10,589,836
                                   ========================================

(A) Summary of 2001 quarterly cash distributions paid per limited partnership unit:

First quarter           $11.54

SEE ACCOMPANYING NOTES.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                          2001           2000
                                                      --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $171,762      $237,020
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
     Depreciation                                         141,691       132,443
     Net changes in operating assets and liabilities:
       Increase in accounts receivable                     (6,152)       (8,801)
         (Increase) decrease in other assets              (12,578)          469
       Decrease in accounts payable and accrued expenses  (88,793)     (102,352)
       Decrease in deferred income and prepaid rent            (9)      (22,156)
       Decrease in tenants' security deposits              (1,002)       (3,966)
                                                         -----------------------
Net cash flows provided by operating activities           204,919       232,657

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                    (39,500)      (41,805)
                                                         -----------------------
Cash flows used in investing activities                   (39,500)      (41,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                            (554,929)     (569,110)
                                                         -----------------------
Cash Flows Used in Financing Activities                  (554,929)     (569,110)
                                                         -----------------------
Net decrease in cash and cash equivalents                (389,510)     (378,258)
Cash and cash equivalents, beginning of period            607,616       708,616
                                                         -----------------------
Cash and cash equivalents, end of period                 $218,106      $330,358
                                                         =======================

SEE ACCOMPANYING NOTES.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Chrisken Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.  SEGMENT INFORMATION

                                              THREE MONTHS ENDED
                                   MARCH 31, 2001            MARCH 31, 2000
                              --------------------------------------------------
                              RESIDENTIAL      SELF     RESIDENTIAL      SELF
                               APARTMENT     STORAGE    APARTMENT      STORAGE
                                COMPLEX      FACILITY    COMPLEX      FACILITY
                              --------------------------------------------------

Property operating revenues   $ 409,303     $326,883     $421,389    $ 320,188
Operating income                 88,528       91,271      160,041      113,656
Total assets                  6,242,830    4,495,105    6,401,928    4,694,136

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.  SEGMENT INFORMATION (CONTINUED)

A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                      2001          2000
                                                    ------------------------

Total operating income for reportable segments       $179,799      $273,697
General and administrative expense                    (17,670)      (45,638)
Interest income                                         9,633         8,961
                                                    ------------------------
Net income                                           $171,762      $237,020
                                                    ========================

3.  CONTINGENCY

In the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner does not know whether the structural defect is unique to the fire-damaged unit or whether similar structural defects exist in other units. The Managing General Partner is currently in the process of determining what testing and remediation, if any, is appropriate. Although the Managing General Partner does not believe that the cost of remediation of the structure defect found in the one apartment unit would be material, if structural defects similar to the defect discovered in the fire-damaged unit exist in other units at Springdale Apartments and if extensive remediation of such defects is necessary it could have a material adverse impact on the Partnership's financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     ChrisKen Partners Cash Income Fund L.P. ("CPCIF" or the "Partnership") is a Delaware limited partnership organized on May 4, 1987, with ChrisKen Income Properties, Inc. (the "Managing General Partner") and ChrisKen Limited
Partnership I as General Partners. Pursuant to a public offering (the "Offering"), CPCIF sold 37,732 limited partnership units (the "Units" or the "Limited Partnership Units"). CPCIF has 99.9% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owns a 199-unit residential complex located in Waukesha, Wisconsin ("Springdale Apartments"), and Chicago I Self-Storage Limited Partnership owns a 155,997 square foot self-storage facility located in Chicago, Illinois ("Gold Coast Storage").

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership had cash and cash equivalents of $218,106 and $607,616 as of March 31, 2001, and December 31, 2000, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, increased accounts receivable, reductions in accrued real estate taxes and distributions in excess of net cash provided by operating activities, partially offset by an increase in accounts payable. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 2001, and December 31, 2000) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

     On March 31, 2000, a number of affiliates of MacKenzie Patterson, Inc., which are not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 5,542, or approximately 15%, of the outstanding Limited Partnership Units of the Partnership at $285 per Unit. The MacKenzie Patterson, Inc. offer, which was to expire on May 5, 2000, was extended to May 15, 2000, and the offer price was increased to $301. On April 11, 2000, the General Partners filed a neutral position response to the MacKenzie Patterson, Inc. offer. The Partnership's records indicate that as of May 1, 2001, 623.9727 Limited Partnership Units were sold by Limited Partners to the MacKenzie Patterson, Inc. affiliates.

     On April 4, 2000, Bond Purchase, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1,000, or approximately 2.8%, of the outstanding Limited Partnership Units of the Partnership at $301 per Unit. The Bond Purchase, L.L.C. offer expired on May 15, 2000. The Partnership's records indicate that as of May 1, 2001, 505.9139 Limited Partnership Units were sold by Limited Partners to the Bond Purchase, L.L.C.

     On March 26, 2001, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 790, or approximately 2.2%, of the outstanding Limited Partner Units of the Partnership at $327 per Unit. The offer expired on May 15, 2001. The Partnership's records indicate that as of May 1, 2001, no Limited Partnership Units were sold by the Partnership's Limited Partners to McDowell Foods, Inc.

     Management believes that the Limited Partnership Unit sales to McDowell Foods, Inc., if any, will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Limited Partnership Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     In the  course  of  repairing  the  damage  caused  by a fire at one of the
apartment  units  at  Springdale   Apartments,   a  structural  defect  in  the
construction of the fire-damaged unit was discovered. The Managing General Partner does not know whether the structural defect is unique to the fire-damaged unit or whether similar structural defects exist in other units. The Managing General Partner is currently in the process of determining what testing and remediation, if any, is appropriate. Although the Managing General Partner does not believe that the cost of remediation of the structural defect found in the one apartment unit would be material, if structural defects similar to the defect discovered in the fire-damaged unit exist in other units at Springdale Apartments and if extensive remediation of such defects is necessary it could have a material adverse impact on the Partnership's financial condition.

     The load-bearing capacity of the Gold Coast Storage structure is inspected periodically in connection with the requirements for the permitted uses of the property. In prior years, the Gold Coast Storage structure has met the applicable load-bearing capacity requirements. The Managing General Partner anticipates that the structure will continue to meet such requirements at the upcoming inspection. However, if the structure were to fail to meet such requirements and if extensive remediation were necessary, it could have a material adverse impact on the Partnership's financial condition.

     The Managing General Partner is currently reviewing proposed 2001 budgets which include approximately $415,000 of major repairs and improvements at Springdale Apartments and approximately $615,000 of major repairs and improvements at Gold Coast Storage. Because these amounts are significantly higher than expenditures on such items in the past few years, the Managing General Partner is examining the proposed expenditures to determine whether such expenditures are necessary or advisable at this time. The Managing General Partner has already determined that certain of such proposed expenditures are necessary or advisable at this time. The Managing General Partner has also already removed from the proposed 2001 budgets the construction of new garages at Springdale Apartments, pending a determination that the expenditures for such construction would result in an increase in the value of Springdale Apartments that could be realized upon a sale of the property within an appropriate timeframe. If the Managing General Partner determines that all or a significant portion of the proposed major repairs and improvements are necessary or that the proposed expenditures would result in an increase in the value of the Specified Properties that could be realized upon a sale of the properties within an appropriate timeframe, the Managing General Partner may cause the Partnership to borrow money and/or reduce or eliminate distributions to the Limited Partners for the remainder of 2001 to fund such expenditures.

RESULTS OF OPERATIONS
---------------------

     Occupancy at the Springdale Apartments was 93% at March 31, 2001, 95% at December 31, 2000, and 91.5% at March 31, 2000. Rental revenue decreased during the three months ended March 31, 2001, as compared to the same period one year earlier, due primarily to a $12,372 increase in vacancy loss, partially offset by a $9,925 increase in rental rates. The General Partners believe that occupancy at Springdale Apartments will remain between 93 - 98% for the remainder of 2001.

     Occupancy at Gold Coast Storage was 88.3% at March 31, 2001, 88% at December 31, 2000, and 85% at March 31, 2000. Rental revenue increased during the three months ended March 31, 2001, as compared to the same period one year earlier, due primarily to a $8,994 decrease in vacancy loss partially offset by a $3,258 decrease in total rental income. The decrease in rental income at Gold Coast Storage is due to the temporary reduction of rentable space while new outside storage units are being constructed. The General Partners believe that occupancy at Gold Coast will remain between 88 - 94% for the remainder of 2001.

     Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to increase occupancy percentages and rental rates. There can be no assurance, however, that increases will occur.

     Total revenue of $409,303 for Springdale Apartments for the three months ended March 31, 2001, decreased approximately 2.9% from total revenue of $421,389 for the three months ended March 31, 2000. The decrease in revenue resulted primarily from decreased occupancy partially offset by increased rental rates, as mentioned above. Total revenue of $326,883 for Gold Coast Storage for the three months ended March 31, 2001, increased by approximately 2.1% from total revenue of $320,188 for the three months ended March 31, 2000. The increase in revenue resulted primarily from increased rental income, as mentioned above and a $2,862 increase in sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall total revenue of $736,186 for the Specified Properties for the three months ended March 31, 2001, decreased by approximately
 .7% from the total revenue of $741,577 for the three months ended March 31, 2000, due to the factors detailed above.

     Expenses for the three months ended March 31, 2001, attributable to Springdale Apartments of $320,775 were approximately 22.7% higher than expenses for the three months ended March 31, 2000, of $261,348, due to higher property operating and maintenance, depreciation and general and administrative expenses. Property operating expenses are higher due to the following increases in expense: gas and fuel, $29,667, grounds maintenance and supplies, $10,043, painting and decoration supplies and contracts, $3,667, and maintenance payroll, $2,084. Gas and fuel expense increased due to higher utility rates. Maintenance salaries are higher due to increased salary levels. General and administrative expenses are higher due to the following increases in expense: advertising, $1,161, marketing, $2,126, office and administrative salaries, $1,875, and real estate tax expense, $2,973. Administrative salaries are higher due to increased salary levels. Depreciation expense is higher in 2001 due to fixed asset additions. Management fee expense in 2001 is comparable to 2000 expense.

     Expenses for the three months ended March 31, 2001, attributable to Gold Coast Storage of $235,612 were approximately 14.1% higher than expenses for the three months ended March 31, 2000, of $206,532, due to higher property operating and maintenance and general and administrative expenses. Property operating and maintenance expenses are higher in 2001, as compared to the first quarter of 2000, due to the following increases in expense: gas and fuel, $13,370, structural repairs, $10,523, electrical repairs, $3,300, and heating, ventilation and air conditioning, $2,345, partially offset by a $3,499 decrease in grounds maintenance and supplies expense. Gas and fuel increased due to higher utility rates. Depreciation expense in 2001 is comparable to 2000 expense. General and administrative expenses during 2001 are higher than 2000, due to the following increases in expense: advertising, $1,489, legal and eviction fees, $1,486, real estate taxes, $3,429, and professional fees, $1,813. Management fees are higher due to increased revenue.

     Overall expenses incurred by the Specified Properties for the three months ended March 31, 2001, of $556,387 were approximately 18.9% higher than the three months ended March 31, 2000, of $467,880, primarily due to the factors detailed above. Management anticipates that operational expenses in 2001, excluding utilities, will be similar to those experienced in 2000.

     Net income for the three months ended March 31, 2001, of $88,528 from Springdale Apartments decreased 44.7%, as compared to the three months ended March 31, 2000, of $160,041, due to higher property operating and maintenance, depreciation, general and administrative expenses, and lower rental revenue. Net income for the three months ended March 31, 2001, of $91,271 from Gold Coast Storage decreased 19.7%, as compared to net income for the three months ended March 31, 2000, of $113,656, due to higher property operating and maintenance and general and administrative expenses, partially offset by increased rental revenue.

     Interest income earned by the Partnership for the three months ended March 31, 2001, of $9,633 is 7.5% higher than the $8,961 earned during the three months ended one year earlier. Interest income earned on excess cash held by Springdale Apartments was $1,588 in 2001, as compared to $2,856 in 2000. Administrative expenses incurred by the Partnership for the three months ended March 31, 2001, of $17,670 decreased by approximately 61.3% from the three months ended one year earlier of $45,638, primarily due to decreased accounting and tax service fees.

     Overall net income for the Specified Properties for the three months ended March 31, 2001 of $171,762 decreased 27.5%, as compared to the three months ended March 31, 2000, of $237,020, primarily due to increased expenses partially offset by increased revenue as discussed above.

     Net cash flows provided by operations for the three months ended March 31, 2001, was $204,919 compared to net cash flows provided by operations of $232,657 for the three months ended March 31, 2000. The decrease was primarily the result of decreased net income before depreciation expense and reductions in resident security deposits, partially offset by a lower decrease in accounts payable and accrued expenses and a lower increase in accounts receivable. Investment in real estate at the Specified Properties increased by $39,500 for the three months ended March, 31, 2001, compared to an increase of $41,805 for the same period one year ago. Additions to investment in real estate at Springdale Apartments during the first quarter of 2001 included an apartment renovation and continued carpet and appliance replacement. There were no significant additions to investment in real estate at Gold Coast Storage during the first quarter of 2001. Distributions to Limited Partners during the three months ended March 31, 2001, totaled $415,064, compared to distributions of $429,245 during the three months ended March 31, 2000. Distributions to General Partners for the three months ended March 31, 2001, and the three months ended March 31, 2000 each totaled $139,865. In accordance with the Partnership Agreement, the General Partners were entitled to such distributions because the Limited Partners received a 7% noncumulative, noncompounded preferred return in fiscal 2000 and fiscal 1999. As discussed in "Liquidity and Capital Resources" above, the Managing General Partner is currently reviewing proposed budgets which include significant proposed expenditures for major repairs and improvements at the Specified Properties. If the Managing General Partner determines that all or a significant portion of the proposed major repairs and improvements are necessary or that the proposed expenditures would result in an increase in the value of the specified Properties that could be realized upon a sale of the properties, the Managing General Partner may cause the Partnership to borrow money and/or reduce or eliminate distributions to the Limited Partners for the remainder of 2001 to fund such expenditures.

     The Managing General Partner is continuing to explore opportunities deemed advantageous to the Partnership, including the sale of one or both of the Specified Properties.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)      Exhibits.

                    None

           (b)      Reports on Form 8-K.

                    Form 8-K was filed on April 19, 2001.

                                   SIGNATURES
                                   ----------


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


                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                     ---------------------------------------
                                  (Registrant)


                                    By:      ChrisKen Income Properties
                                             Inc., Managing General
                                             Partner


Date:  May 21, 2001                 By:      /S/John F. Kennedy
                                             -------------------------
                                             John F. Kennedy
                                             Director and President