Form 10QSB
period 2001-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2001-08-14
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


           DELAWARE                                    36-3521124
---------------------------------             ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)


345 North Canal Street, Chicago, Illinois                 60606
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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                     ---------------------------------------

                                      INDEX


PART I FINANCIAL INFORMATION                                           PAGE
       ---------------------                                           ----

     Item 1. Condensed Consolidated Financial Statements (UNAUDITED)

          Condensed Consolidated Balance Sheet at June 30, 2001          2

          Condensed  Consolidated  Statements  of  Income  for the
          Three and Six Months Ended June 30, 2001 and 2000              3

          Condensed  Consolidated  Statement  of  Partners'  Capital
          for the Six Months Ended June 30, 2001                         4

          Condensed  Consolidated  Statements  of Cash  Flows for
          the Six Months Ended June 30, 2001 and 2000                    5

          Notes to Condensed Consolidated Financial Statements           6

     Item 2. Management's Discussion and Analysis or Plan of Operation   8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                          13

     Item 2. Changes in Securities                                      13

     Item 3. Defaults Upon Senior Securities                            13

     Item 4. Submissions of Matters to a Vote of Security Holders       13

     Item 5. Other Information                                          13

     Item 6. Exhibits and Reports on Form 8-K                           13

SIGNATURE                                                               14

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Condensed Consolidated Balance Sheet

                                  June 30, 2001
                                   (UNAUDITED)



ASSETS
Cash and cash equivalents                           $     459,946
Restricted cash                                           377,320
Accounts receivable                                        59,445
Prepaid expenses                                           38,454
Other                                                     112,987
                                                    ---------------
                                                        1,048,152
Investment in real estate, at cost:
   Land                                                 2,275,840
   Buildings and improvements                          10,923,056
   Personal property                                      540,435
                                                    ---------------
                                                       13,739,331
   Accumulated depreciation                            (3,426,780)
                                                    ---------------
                                                       10,312,551

                                                    ---------------
Total assets                                          $11,360,703
                                                    ===============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                           97,315
Tenants' security deposits                                101,345
Deferred income and prepaid rent                          159,706
Accrued real estate taxes                                 237,143
                                                    ---------------
Total liabilities                                         595,509

Partners' capital, 35,977 limited partnership
        units issued and outstanding
                                                       10,765,194
                                                    ---------------
Total liabilities and partners' capital               $11,360,703
                                                    ===============

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)



                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                        JUNE 30                    JUNE 30
                                  2001          2000          2001        2000
                                ------------------------------------------------

REVENUE
Rental                           $ 714,128   $ 689,981   $1,413,108  $1,392,832
Interest                             4,871       8,338       16,093      20,155
Other                               31,299      31,712       66,916      67,583
                                ------------------------------------------------
Total revenue                      750,298     730,031    1,496,117   1,480,570

EXPENSES
Property operations                149,453     136,506      347,608     265,069
Depreciation                       141,701     132,443      283,391     264,886
General and administrative         243,016     194,578      435,098     406,470
Management fees - Affiliate         40,770      36,272       82,900      76,892
                                ------------------------------------------------
Total expenses                     574,940     499,799    1,148,997   1,013,317
                                ------------------------------------------------
Net income                       $ 175,358   $ 230,232   $  347,120  $  467,253
                                ================================================
Net income allocated to
        general partners         $  17,536  $   23,023  $    34,712  $   46,725
                                ================================================
Net income allocated to
        limited partners         $ 157,822   $ 207,209   $  312,408  $  420,528
                                ================================================

Net income  allocated  to
        limited  partners per
        limited partnership
        unit outstanding         $    4.39   $    5.76     $   8.68  $    11.69
                                ================================================
Limited partnership units
        outstanding                 35,977      35,977       35,977     35,977
                                ================================================

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Condensed Consolidated Statement of Partners' Capital

                         Six months ended June 30, 2001
                                   (UNAUDITED)



                                         PARTNERS' CAPITAL ACCOUNTS
                            ----------------------------------------------------
                               GENERAL            LIMITED
                               PARTNERS           PARTNERS          TOTAL
                            ----------------------------------------------------

Balance at January 1, 2001      $474,137        $10,498,866      $10,973,003
Distributions (A)               (139,865)          (415,064)        (554,929)
Net income                        34,712            312,408          347,120
                            ---------------------------------------------------
Balance at June 30, 2001        $368,984        $10,396,210      $10,765,194
                            ===================================================

(A) Summary of 2001 quarterly cash distributions paid per limited partnership unit:

First quarter                         $11.54
Second quarter                       $  0.00

SEE ACCOMPANYING NOTES.

                     Chrisken Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)



                                                           SIX MONTHS ENDED
                                                                JUNE 30
                                                          2001       2000
                                                          ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $347,120    $467,253
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                          283,391     264,886
     Net changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable           13,773      (7,023)
       Increase in prepaid expenses                        (10,414)       (731)
       Increase in other assets                           (112,987)          -
       Decrease in accounts payable and accrued expenses   (57,878)    (83,786)
       Increase (decrease) in deferred income and
         prepaid rent                                       23,414      (6,436)
       Increase in tenants' security deposits                  452       6,552
                                                         -----------------------
Net cash flows provided by operating activities            486,871     640,715

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                     (79,612)    (98,632)
                                                         -----------------------
Cash flows used in investing activities                    (79,612)    (98,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                 (554,929)   (849,324)
                                                         -----------------------
Cash flows used in financing activities                   (554,929)   (849,324)
                                                         -----------------------
Net decrease in cash and cash equivalents                 (147,670)   (307,241)
Cash and cash equivalents, beginning of period             607,616     708,616
                                                         -----------------------
Cash and cash equivalents, end of period                  $459,946    $401,375
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

2.  SEGMENT INFORMATION

                                         THREE MONTHS ENDED JUNE 30,
                                      2001                         2000
                             ---------------------------------------------------
                              RESIDENTIAL     SELF        RESIDENTIAL     SELF
                               APARTMENT    STORAGE        APARTMENT     STORAGE
                                COMPLEX     FACILITY        COMPLEX     FACILITY
                             ---------------------------------------------------

Property operating revenues    $ 424,636   $321,726        $ 412,336    $310,632
Operating income                 126,535     80,493          127,000     112,151
Total assets                   6,378,331  4,622,244        6,391,812   4,643,393

                                           SIX MONTHS ENDED JUNE 30,
                                      2001                         2000
                             ---------------------------------------------------
                              RESIDENTIAL     SELF        RESIDENTIAL     SELF
                               APARTMENT    STORAGE        APARTMENT     STORAGE
                                COMPLEX     FACILITY        COMPLEX     FACILITY
                             ---------------------------------------------------

Property operating revenues     $833,939   $648,609         $833,725    $630,821
Net income                       215,063    171,764          287,042     225,807


2.  SEGMENT INFORMATION (CONTINUED)

A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                     JUNE 30                   JUNE 30
                              -----------------------   -----------------------
                                  2001       2000            2001       2000
                                  ----       ----            ----       ----

Total operating income
  for reportable segments       $207,028   $239,151        $386,827  $512,849
General and administrative
  expense                        (35,605)   (15,982)        (53,275)  (61,619)
Interest income                    3,935      7,063          13,568    16,023
                              -----------------------   -----------------------
Operating income                $175,358   $230,232        $347,120  $467,253
                              =======================   =======================

3.  CONTINGENCY

On or about April 2, 2001, the Partnership's Managing General Partner learned that a fire damaged one of the apartment units at Springdale Apartments. In the course of repairing the damage caused by the fire, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership has retained a structural engineer to perform an examination of Springdale Apartments. The structural engineer has completed a preliminary examination of a sample consisting of a limited number of apartment units and will continue to perform testing on additional apartment units. Based on the structural engineer's preliminary report, the Managing General Partner believes that the remediation costs at Springdale Apartments will be able to be funded out of the Partnership's cash flow over the next 12 months. However, if further testing reveals that more extensive defects requiring remedial repairs exist, it could have a material adverse impact on the Partnership's financial condition. The Partnership filed a claim with its insurance company totaling $112,987, of which $102,000 was collected subsequent to June 30, 2001. The Partnership continues to negotiate with its insurance company to collect the balance.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $459,946 and $607,616 as of June 30, 2001, and December 31, 2000, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accrued real estate taxes, an increase in other receivables and distributions in excess of net cash provided by other operating activities, partially offset by an increase in accounts payable and accrued expenses and deferred rental income and a decrease in accounts receivable. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 2001) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties") and the Managing General Partner believes the Reserve is adequate to satisfy cash requirement needs, when coupled with the reduction or suspension of distributions, as described below. The Specified Properties are no encumbered by mortgages.

     In 2000, two unsolicited tender offers to purchase up to an aggregate of 6,542, or approximately 18% of the outstanding Limited Partnership Units of the Partnership, were submitted to the Partnership's Limited Partners by entities not affiliated with the Partnership or its General Partners. The initial offer price per Limited Partnership Unit in the first of these offers was $285, which was subsequently increased to $301, and the offer price per Limited Partnership Unit in the second of these offers was $301. The Partnership's records indicate that a total of 1,897.3533 Limited Partnership Units were sold by Limited Partners pursuant to these offers.

     On March 26, 2001, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 790, or approximately 2.2%, of the outstanding Limited Partner Units of the Partnership at $327 per Unit. The offer expired on May 15, 2001. The Partnership's records indicate that as of August 8, 2001, 398.84 Limited Partnership Units were sold by Limited Partners to McDowell Foods, Inc.

     On May 15, 2001, CMG, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partner Units of the Partnership at $257 per Unit. The offer expired on July 30, 2001. The Partnership's records indicate that 143 Limited Partnership Units were sold by Limited Partners to CMG, L.L.C.

     On May 15, 2001, CMG Acquisition Fund 1, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partner Units of the Partnership at $257 per Unit. The offer expired on July 30, 2001. The Partnership's records indicate that 104.53 Limited Partnership Units were sold by Limited Partners to CMG Acquisition Fund 1, L.L.C.

     Management believes that the Unit sales to McDowell Foods, Inc., CMG, L.L.C. or CMG Acquisition Fund 1, L.L.C., will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Limited Partnership Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     The load-bearing capacity of the Gold Coast Storage structure was recently inspected by the City of Chicago, as is periodically done in connection with the requirements for the permitted uses of the property. As part of that inspection, the City of Chicago assigned a more rigid load-bearing classification to the property. Load-bearing tests conducted following the inspection indicated that portions of the property did not meet the re-classification requirements. Subsequent to the inspection, the City of Chicago reverted back to the load-bearing classification historically assigned to the property. Based on load-bearing requirements set forth by the classification historically assigned, the Gold Coast Storage structure is in compliance of those requirements. Although the Managing General Partner is awaiting written confirmation from the City of Chicago, it does not anticipate that the Partnership will need any further load-bearing repairs at this time.

     In the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership has retained a structural engineer to perform an examination of Springdale Apartments. The structural engineer has completed a preliminary examination of a sample consisting of a limited number of apartments units and will continue to perform testing on additional apartment units. Based on the structural engineer's preliminary report, the Managing General Partner believes that the remediation costs at Springdale Apartments will be funded out of the Partnership's cash flow over the next 12 months. However, if further testing reveals that more extensive defects requiring remedial repairs exist, it could have a material adverse impact on the Partnership's financial condition.

     The Managing General Partner has reviewed proposed 2001 budgets which included approximately $415,000 of major repairs and improvements at Springdale Apartments and approximately $615,000 of major repairs and improvements at Gold Coast Storage. Because these amounts are significantly higher than expenditures on such items in the past few years, the Managing General Partner examined the proposed expenditures to determine whether such expenditures are necessary and advisable at this time. The Managing General Partner determined that certain of such proposed expenditures are necessary and advisable at this time. The
Managing General Partner has removed from the proposed 2001 budgets the construction of new garages at Springdale Apartments and Gold Coast Storage. The Managing General Partner has determined that a significant portion of the proposed major repairs and improvements are necessary and will result in current year expenditures for major repairs and improvements to exceed expenditures for such items in the past few years. There was no distribution to Limited Partners for the first quarter of 2001. The Managing General Partner anticipates that the level of distributions to Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements, as discussed above.

RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 95% at June 30, 2001, December 31, 2000, and June 30, 2000. Rental revenue increased $6,600 during the six months ended June 30, 2001, as compared to the same period one year earlier, due to a $17,517 increase in rental rates partially offset by a $6,470 increase in rental concessions and a $3,239 increase in employee unit expense. The General Partners believe that occupancy at Springdale Apartments will remain between 92
- 96% for the remainder of 2001.

     Occupancy at Gold Coast Storage was 87% at June 30, 2001, 88% at December 31, 2000, and 90% at June 30, 2000. Rental revenue increased $13,677 during the six months ended June 30, 2001, as compared to the same period one year earlier, primarily due to a to a $15,611 decrease in vacancy loss, partially offset by a $1,323 increase in rent concessions. The General Partners believe that occupancy at Gold Coast will remain between 86 - 91% for the remainder of 2001.

     Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. There can be no assurance, however, that increases will occur.

     Total revenue of $833,939 for Springdale Apartments for the six months ended June 30, 2001, increased from rental revenue of $833,725 for the six months ended June 30, 2000. The increase in revenue resulted primarily from increased rental rates partially offset by increased vacancy, rent concessions and employee units, as mentioned above. Total revenue at Gold Coast Storage increased by approximately 2.8% from $630,821 for the six months ended June 30, 2000, to $648,609 for the six months ended June 30, 2001, due to a net increase in rental rates of approximately 2.3% and a 12.6% increase in sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall total revenue for the Specified Properties for the six months ended June 30, 2001, of $1,482,548 increased by 1.2% from the six months ended June 30, 2000, from $1,464,546 due to the factors detailed above.

     Expenses of $618,877 for the six months ended June 30, 2001, attributable to Springdale Apartments were approximately 13.2% higher than expenses for the six months ended June 30, 2000, of $546,683, due to higher property operating and maintenance, depreciation, and general and administrative expenses. Property operating expenses are higher due to the following increases in expense: gas and fuel, $33,161, grounds maintenance and supplies, $11,424, maintenance payroll, $4,532, and structural repairs and supplies, $3,944, partially offset by the following decreases in expense: painting and decoration supplies and contracts, $3,775 and water and sewer $3,562. Gas and fuel expense increased due to increased usage and higher utility rates. Maintenance salaries are higher due to increased salary levels and a temporary increase in part-time maintenance personnel. Depreciation expense is higher in 2001 due to fixed asset additions. General and administrative expenses are higher due to the following increases in expense: advertising, $1,686, marketing, $3,039, and real estate tax expense, $5,946, professional fees, $1,668 and miscellaneous expense, $6,597, partially offset by the following decreases in expense: office and administrative salaries, $2,021, and legal and eviction fees, $1,395. Administrative salaries are lower due to a temporary reduction in leasing personnel during the second quarter. Management fees for the six months ended June 30, 2001 are consistent with that of the six months ended June 30, 2000. Similar fluctuations were incurred in the comparable three month periods ended June 30, 2001 and 2000.

     Expenses of $476,845 attributable to Gold Coast Storage for the six months ended June 30, 2001, are 17.7% higher compared to expenses for the six months ended June 30, 2000, of $405,014. Property operating and maintenance expenses are higher in 2001, as compared to the first six months of 2000, due to the following increases in expense: gas and fuel, $14,931, structural repairs,
$27,591, electrical repairs, $3,300, and heating, ventilation and air conditioning, $2,345, janitorial contracts and supplies, $5,566, partially offset by a $3,408 decrease in grounds maintenance and supplies expense. Gas and fuel increased due to higher utility rates. Structural repairs increased in 2001 due to roof door replacements, $8,250, tuck-pointing, $3,500, consulting for structural repairs $12,823, and permits and fees $2,418. Depreciation expense for the six months ended June 30, 2001 is comparable with that of the six months ended June 30, 2000. General and administrative expenses during 2001 are higher than 2000, due to the following increases in expense: advertising, $1,826, legal and eviction fees, $1,053, real estate taxes, $12,867, and professional fees, $1,744. Management fees are higher due to increased revenue. Similar fluctuations were incurred in the comparable three month periods ended June 30, 2001 and 2000.

     Overall expenses incurred by the Specified Properties for the six months ended June 30, 2001, of $1,095,721 increased approximately 15.1% from the six months ended June 30, 2000, of $951,697 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that operational expenses in 2001, will be higher than to those experienced in 2000 due to factors such as higher utility costs at Springdale and structural repairs at Gold Coast.

     Operating income for the six months ended June 30, 2001, of $215,063 from Springdale Apartments decreased 25% from the six months ended June 30, 2000, of $287,042 due to increased property operating and maintenance expenses and general and administrative expenses partially offset by increased revenue. Operating income for the six months ended June 30, 2001, of $171,764 from Gold Coast Storage decreased 23.9% as compared to net income for the six months ended June 30, 2000, of $225,807 due to increased property operating and maintenance and general and administrative expenses partially offset by higher rental revenue.

     Interest income earned by the Partnership for the six months ended June 30, 2001, of $13,568 decreased 15.3% compared to $16,023 earned for the six months ended one year earlier. Interest income earned on excess cash held by Springdale Apartments was $2,524 in 2001, as compared to $4,132 in 2000. Administrative expenses incurred by the Partnership for the six months ended June 30, 2001, of $53,275 decreased by approximately 13.5% from the six months ended one year earlier of $61,619, primarily due to decreased accounting and tax service fees, partially offset by increased administrative expenses.

     Overall net income for the six months ended June 30, 2001, of $347,120 decreased 25.7% from the six months ended June 30, 2000, of $467,253 due to increased expenses offsetting increased rental revenue as discussed above.

     Net cash flows provided by operations for the six months ended June 30, 2001, was $486,871 compared to net cash flows provided by operations of $640,715 for the six months ended June 30, 2000. The decrease was primarily the result of decreased net income before depreciation expense, an increase in prepaid expenses and other assets, partially offset by a lower decrease in accounts payable and accrued expenses, a decrease in accounts receivable and an increase in deferred income. Investment in real estate at the Specified Properties increased by $79,612 for the six months ended June 30, 2001, compared to an increase of $98,632 for the same period one year ago. Additions to investment in real estate at Springdale Apartments during 2001 for the six months ended June
30, 2001, included six apartment renovations and continued carpet, air conditioner, and appliance replacement. There were no significant additions to investment in real estate at Gold Coast Storage for the six months ended June 30, 2001. Distributions to Limited Partners during the six months ended June 30, 2001, totaled $415,064 compared to distributions of $709,459 during the six months ended June 30, 2000. There was no distribution to Limited Partners for the first quarter of 2001. Distributions to General Partners related to operations for the six months ended June 30, 2001, and the six months ended June 30, 2000 each totaled $139,865. In accordance with the Partnership Agreement, the General Partners were entitled to such distributions because the Limited Partners received a 7% noncumulative, noncompounded preferred return in fiscal 2000 and fiscal 1999. As discussed in "Liquidity and Capital Resources" above, the Managing General Partner reviewed proposed budgets which included significant proposed expenditures for major repairs and improvements at the Specified Properties. The Managing General Partner has determined that a significant portion of the proposed major repairs and improvements are necessary and will result in current year expenditures on such items to exceed those during the past few years. The Managing General Partner anticipates that the level of distributions to Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements, as discussed above.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including the sale of one or both of the Specified Properties.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         None

     (b) Reports on Form 8 - K.

         The Partnership filed Reports on Form 8-K on April 19, 2001 and June 21, 2001 regarding the structural defect discovered at Springdale Apartments.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                     ---------------------------------------
                                  (Registrant)


                                   By:      ChrisKen Income Properties
                                            Inc., Managing General
                                            Partner


Date: August 14, 2001                       By:      /S/JOHN F. KENNEDY
                                                     -------------------
                                                     John F. Kennedy
                                                     Director and President