Form 10QSB
period 2001-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2001-11-14
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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


           DELAWARE                                     36-3521124
---------------------------------                 --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


345 North Canal Street, Chicago, Illinois                60606
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(312) 454-1626
--------------------------------------------------------------------------------

(Issuer's telephone number)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


Yes       X     No
         ---        ---

                     CHRISKEN PARTNER CASH INCOME FUND L.P.

                                      INDEX

                                                                            PAGE
PART I FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (UNAUDITED)

               Condensed Consolidated Balance Sheet at
               September 30, 2001                                             2

               Condensed  Consolidated  Statements  of Income
               for the Three and Nine Months Ended September 30,
               2001 and 2000                                                  3

               Condensed  Consolidated  Statement of  Partners'
               Capital for the Nine Months Ended September 30,
               2001                                                           4

               Condensed  Consolidated  Statements  of Cash
               Flows  for the Nine Months Ended September 30,
               2001 and 2000                                                  5

               Notes to Condensed Consolidated Financial Statements           6

     Item 2. Management's Discussion and Analysis or Plan of Operation        8

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                12

     Item 2. Changes in Securities                                            12

     Item 3. Defaults Upon Senior Securities                                  12

     Item 4. Submissions of Matters to a Vote of Security Holders             12

     Item 5. Other Information                                                12

     Item 6. Exhibits and Reports on Form 8-K                                 12

SIGNATURE                                                                     13

                                     PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED



                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Condensed Consolidated Balance Sheet

                               September 30, 2001
                                   (UNAUDITED)



ASSETS
Cash and cash equivalents                                         $     387,803
Restricted cash                                                         377,320
Accounts receivable                                                      66,448
Prepaid expenses                                                         55,298
Other                                                                    26,578
                                                                ----------------
                                                                        913,447
Investment in real estate, at cost:
   Land                                                               2,376,516
   Buildings and improvements                                        11,064,719
   Personal property                                                    581,016
                                                                ----------------
                                                                     14,022,251
   Accumulated depreciation                                          (3,575,637)
                                                                ----------------
                                                                     10,446,614

                                                                ----------------
Total assets                                                        $11,360,061
                                                                ================
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                $       191,197
Tenants' security deposits                                              107,134
Deferred income and prepaid rent                                        159,265
Accrued real estate taxes                                               300,411
                                                                ----------------
Total liabilities                                                       758,007
Partners' capital, 35,977 limited partnership units issued
        and outstanding                                              10,602,054
                                                                ----------------
Total liabilities and partners' capital                             $11,360,061
                                                                ================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                        2001            2000            2001            2000
                                                    ---------------------------------------------------------------
REVENUE
Rental                                               $   722,349     $   728,495    $2,135,458     $2,121,328
Interest                                                   4,927           6,601        21,019         26,756
Other                                                     26,313          34,212        93,229        101,794
                                                    ---------------------------------------------------------------
Total revenue                                            753,589         769,308     2,249,706      2,249,878

EXPENSES
Property operations                                      176,711         122,060       524,319        387,129
Depreciation                                             148,856         132,443       432,248        397,329
General and administrative                               243,370         225,616       675,943        632,086
Management fees - affiliate                               38,247          39,590       121,147        116,482
                                                    ---------------------------------------------------------------
Total expenses                                           607,184         519,709     1,753,657      1,533,026
                                                    ---------------------------------------------------------------
Net income                                           $   146,405     $   249,599    $  496,049     $  716,852
                                                    ===============================================================
Net income allocated to general
   Partners                                          $    14,640     $    24,960    $   49,605     $   71,685
                                                    ===============================================================
Net income allocated to limited
   Partners                                          $   131,765     $   224,639    $  446,444     $  645,167
                                                    ===============================================================
Net income allocated to limited
   partners per limited partnership
   unit outstanding                                  $    3.66       $     6.24     $   12.41      $   17.93

                                                    ===============================================================
Limited partnership units outstanding                    35,977          35,977         35,977         35,977
                                                    ===============================================================

SEE ACCOMPANYING NOTES.


                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Condensed Consolidated Statement of Partners' Capital

                      Nine months ended September 30, 2001
                                   (UNAUDITED)



                                            PARTNERS' CAPITAL ACCOUNTS
                               -------------------------------------------------
                                   GENERAL          LIMITED
                                   PARTNERS         PARTNERS           TOTAL
                               -------------------------------------------------

Balance at January 1, 2001         $474,137        $10,498,866      $10,973,003
Distributions (A)                  (139,865)          (727,133)        (866,998)
Net income                           49,605            446,444          496,049
                               -------------------------------------------------
Balance at September 30, 2001      $383,877        $10,218,177      $10,602,054
                               =================================================

(A) Summary of 2001 quarterly cash distributions paid per limited partnership unit:

First quarter                 $11.54
Second quarter                $ 0.00
Third quarter                 $ 8.67

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)



                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           2001         2000
                                                       -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $496,049      $716,852
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
      Depreciation                                        432,248       397,329
      Net changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable         6,770       (36,795)
         Increase in prepaid expenses                     (27,258)            -
         Increase in other assets                         (26,578)      (10,030)
         Increase in accounts payable and accrued
            expenses                                       99,272         6,373
         Increase (decrease) in deferred income and
            prepaid rent                                   22,973        (4,713)
         Increase in tenants' security deposits             6,241         5,102
                                                       -------------------------
Net cash flows provided by operating activities         1,009,717     1,074,118

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                   (362,532)     (136,513)
                                                       -------------------------
Cash flows used in investing activities                  (362,532)     (136,513)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                            (866,998)   (1,129,537)
                                                       -------------------------
Cash flows used in financing activities                  (866,998)   (1,129,537)
                                                       -------------------------
Net decrease in cash and cash equivalents                (219,813)     (191,932)
Cash and cash equivalents, beginning of period            607,616       708,616
                                                       -------------------------
Cash and cash equivalents, end of period                 $387,803      $516,684
                                                       =========================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


1. INTERIM ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the ChrisKen Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2000.

2. SEGMENT INFORMATION

                                               THREE MONTHS ENDED
                                  SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
                               -------------------------------------------------
                               RESIDENTIAL      SELF     RESIDENTIAL     SELF
                                APARTMENT     STORAGE     APARTMENT     STORAGE
                                 COMPLEX      FACILITY     COMPLEX     FACILITY
                               -------------------------------------------------

Property operating revenues      $ 437,242    $312,479    $ 425,649    $ 338,562
Operating income                   127,166      36,770      126,311      127,472
Total assets                     6,472,069   4,550,120    6,402,517    4,677,128

                                                NINE MONTHS ENDED
                                  SEPTEMBER 30, 2001         SEPTEMBER 30, 2000
                               -------------------------------------------------
                               RESIDENTIAL      SELF     RESIDENTIAL     SELF
                                APARTMENT     STORAGE     APARTMENT     STORAGE
                                 COMPLEX      FACILITY     COMPLEX     FACILITY
                               -------------------------------------------------

Property operating revenues     $1,271,182    $961,088   $1,259,374     $969,383
Operating income                   342,229     208,534      413,353      353,280

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        Notes to Condensed Consolidated Financial Statements (continued)
                                   (UNAUDITED)


2. SEGMENT INFORMATION (CONTINUED)

A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30          SEPTEMBER 30
                                       --------------------  -------------------
                                         2001       2000       2001       2000
                                         ----       ----       ----       ----

Total operating income for reportable
   segments                            $163,936   $253,783   $550,763  $766,633
General and administrative expense      (21,398)    (9,282)   (72,150)  (70,901)
Interest income                           3,867      5,098     17,436    21,120
                                       --------------------  -------------------
Net income                             $146,405   $249,599   $496,049  $716,852
                                       ====================  ===================

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $387,803 and $607,616 as of September 30, 2001, and December 31, 2000, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate, reductions in accrued real estate taxes, an increase in other receivables and distributions in excess of net cash provided by operating activities, partially offset by an increase in accounts payable and deferred rental income. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 2001, and December 31, 2000) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage
(collectively the "Specified Properties") and the Managing General Partner believes the Reserve amount is adequate to satisfy cash requirement needs, when coupled with the reduction or suspension of distributions, as described below. The Specified Properties are not encumbered by mortgages.

     In 2000, two unsolicited tender offers to purchase up to an aggregate of 6,542, or approximately 18%, of the outstanding Limited Partnership Units of the Partnership were submitted to the Partnership's Limited Partners by entities not affiliated with the Partnership or its General Partners. The initial offer price per Limited Partnership Unit in the first of these offers was $285, which was subsequently increased to $301, and the offer price per Limited Partnership Unit in the second of these offers was $301. The Partnership's records indicate that Limited Partners sold a total of 1,897.3533 Limited Partnership Units pursuant to these offers.

     On March 26, 2001, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 790, or approximately 2.2%, of the outstanding Limited Partner Units of the Partnership at $327 per Unit. The offer expired on May 15, 2001. The Partnership's records indicate that as of November 5, 2001, Limited Partners sold 438.84 Limited Partnership Units to McDowell Foods, Inc.

     On May 15, 2001, CMG Acquisition Fund 1, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partner Units of the Partnership at $275 per Unit. The offer expired on July 30, 2001. The Partnership's records indicate that Limited Partners sold 104.53 Limited Partnership Units to CMG Acquisition Fund 1, L.L.C.

     On May 15, 2001, CMG, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partner Units of the Partnership at $257 per Unit. The offer, which was to expire on July 30, 2001, was extended to October 31, 2001. The Partnership's records indicate that as of November 5, 2001, Limited Partners sold 330 Limited Partnership Units to CMG, L.L.C. The Partnership's records also indicate that the 104.53 Limited Partnership Units initially acquired by CMG Acquisition Fund 1, L.L.C. have been transferred to CMG, L.L.C.

     Management believes that the Unit sales to McDowell Foods, Inc., CMG, L.L.C. or CMG Acquisition Fund 1, L.L.C., will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers may occur in the future. From time to time the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the Partnership Agreement and/or applicable law.

     The load bearing capacity of the Gold Coast Storage structure was inspected in 2000 by the City of Chicago, as is periodically done in connection with the requirements for the permitted uses of the property. As part of the inspection, the City of Chicago initially assigned a more rigid load-bearing classification to the property, which portions of the property may not have met. Subsequent to the inspection, the City of Chicago reverted back to the load-bearing classification historically assigned to the property, with which the City of Chicago has acknowledged the Gold Coast Storage structure complies.

     In the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of November 13, 2001, the structural engineer had inspected approximately 20% of the units nad has recommended the inspections should continue until 50% of the units have been inspected. Based on the structural engineer's report, the Managing General Partner believes that the remediation costs at Springdale Apartments will be able to be funded out of the Partnership's cash flow over the next nine-to-twelve months. However, if further testing reveals that more extensive defects requiring remedial repairs exist, it could have a material adverse impact on the Partnership's financial condition.

     Earlier in 2001,  the  Managing  General  Partner  reviewed  proposed  2001 budgets that included approximately $415,000 of major repairs and improvements at Springdale Apartments and approximately $615,000 of major repairs and improvements at Gold Coast Storage. Because these amounts were significantly higher than expenditures on such items in the past few years, the Managing General Partner examined the proposed expenditures to determine whether such expenditures are necessary and advisable. While the Managing General Partner considers the appropriateness of marketing one or both of the Specified Properties, the proposed construction of new garages at Springdale Apartments and Gold Coast Storage were removed from the 2001 budgets. The Managing General Partner determined that a significant portion of the proposed major repairs and improvements were necessary, resulting in current year expenditures for major repairs and improvements exceed expenditures for such items in the past few years. Pending resolution of the structural repair issues at Springdale Apartments and Gold Coast Storage, as discussed above, and the commencement of the above-referenced expenditures, the first quarter distribution to Limited Partners was suspended. An annualized distribution of 3.5% was paid to the Limited Partners for the first and second quarters of 2001, compared to 6.25% on an annualized basis, for the first and second quarters of 2000. The Managing General Partner has determined that the third quarter 2001 distribution will be 4.5%, as compared to the third quarter 2000 distribution of 6.25%, on an annualized basis. Pending the fourth quarter 2001 results of operations and the higher than previous year repair expenditures in that quarter at Springdale Apartments and Gold Coast Storage, the Managing General Partner anticipates that the 2001 annualized distributions to Limited Partners will be 4.0% as compared to annualized distributions of 7% for 2000. The level of future distributions to the Limited Partners is dependent on the overall performance of the Specified Properties, including captial expenditures and repairs, and the Partnership.

RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 94.5% at September 30, 2001, 95% at December 31, 2000, and 97% at September 30, 2000. Rental revenue increased $21,042 during the nine months ended September 30, 2001, as compared to the same period one year earlier, due to a $27,372 increase in rental rates and a $2,503 decrease in vacancy loss, partially offset by a $3,970 increase in concessions and a $4,211 increase in employee unit expense. The General Partners believe that occupancy at Springdale Apartments will remain between 95 - 98% for the remainder of 2001.

     Occupancy at Gold Coast Storage was 90.9% at September 30, 2001, 88% at December 31, 2000, and 92.4% at September 30, 2000. Rental revenue decreased $6,911 during the nine months ended September 30, 2001, as compared to the same period one year earlier, due to an $8,734 increase in vacancy loss and a $1,318 increase in concessions, partially offset by a $3,141 increase in rental rates. The General Partners believe that, due to increased competition, occupancy at Gold Coast will remain between 84 - 88% for the remainder of 2001.

     Management continues to aggressively market both the apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. There can be no assurance, however, that increases will occur.

     Rental and other revenue of $1,271,182 for Springdale Apartments for the nine months ended September 30, 2001, increased approximately .9% from rental and other revenue of $1,259,374 for the nine months ended September 30, 2000. The increase in revenue primarily resulted from increased rental rates and decreased vacancy loss, partially offset by increased concessions and employee unit expense, as mentioned above. Rental and other revenue at Gold Coast Storage of $961,088 for the nine months ended September 30, 2001 decreased approximately 0.9% compared to revenue of $969,383 for the nine months ended September 30, 2000, due to a net decrease in rental rates of less than 1% and an approximate 2.8% decrease in sundry income. The General Partners believe that rental revenue at Gold Coast Storage will remain relatively stable over the next few years. Overall rental and other revenue of the Specified Properties for the nine months ended September 30, 2001, of $2,232,270 increased by approximately 0.2% from the nine months ended September 30, 2000, from $2,228,757 due to the factors detailed above.

     Expenses for the nine months ended September 30, 2001, attributable to Springdale Apartments of $928,953 were approximately 9.8% higher than expenses for the nine months ended September 30, 2000, of $846,021, due to higher property operations, general and administrative and depreciation expenses. Property operating expenses are higher primarily due to the following increases in expense: grounds maintenance and supplies, $14,180, gas and fuel, $33,199, maintenance payroll, $3,906 and structural repairs and supplies $3,097, partially offset by decreases in painting and decorating, $8,279, and carpeting $5,111. Gas and fuel increased due to increased usage and higher utility rates. Maintenance payroll increased due to increased salary levels and a temporary increase in part time maintenance personnel. General and administrative expenses are higher primarily due to the following increases in expense: marketing, $4,118, employee benefits, $3,059, professional fees $4,068, and miscellaneous expense, $10,789, partially offset by an $8,352 decrease in bad debt expense. Depreciation expense increased $31,568, due to fixed asset additions. Management fee expense in 2001 is comparable to 2000.

     Expenses attributable to Gold Coast Storage for the nine months ended September 30, 2001, of $752,554 are approximately 22.1% higher compared to expenses for the nine months ended September 30, 2000, of $616,103. Property operating and maintenance expenses are higher in 2001 as compared to the first nine months of 2000 due primarily to the following increases in expense:
janitorial $10,252, gas and fuel costs, $15,144, structural repairs and supplies, $82,243, partially offset by the following decreases in expense: maintenance personnel $2,570, and grounds supplies and maintenance, $4,262. Structural repairs increased in 2001 due to the following expenses: roof door replacements, $8,250, tuck-pointing, $3,500, consulting for structural repairs, $14,773, permits and fees, $2,418, masonry repairs, $39,465, and joist repairs, $11,850. General and administrative expenses during the first nine months of 2001 are higher compared to the same period in 2000 primarily due to the following increases in expense: marketing, $12,551, bad debt expense, $9,881, sales and business tax, $4,555, property insurance expense, $3,159, and administrative salaries and commission, $2,195, partially offset by the following decreases in expense: real estate tax, $4,302, and medical and life insurance, $3,446. Depreciation expense increased in 2001 due to fixed asset additions. Management fee expense for 2001 is comparable to 2000.

     Overall expenses incurred by the Specified Properties for the nine months ended September 30, 2001, of $1,681,507 increased approximately 15% from the nine months ended September 30, 2000, of $1,462,124 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that operational expenses in 2001 will be higher than to those experienced in 2000 due to factors such as higher utility costs at both Gold Coast Storage and Springdale Apartments and structural improvements at Gold Coast Storage.

     Operating income for the nine months ended September 30, 2001, of $342,229 from Springdale Apartments decreased 17.2% from the nine months ended September 30, 2000, of $413,353 due primarily to increased property operating and maintenance, general and administrative and depreciation expenses, partially offset by higher revenue. Operating income for the nine months ended September 30, 2001, of $208,534 from Gold Coast Storage decreased 41% as compared to net income for the nine months ended September 30, 2000, of $353,280 due to decreased rental revenue and increased property operating and maintenance, general and administrative and depreciation expenses.

     Interest income earned by the Partnership for the nine months ended September 30, 2001, of $17,436 decreased 17.4% compared to $21,121 earned for the nine months ended one year earlier. Interest income earned on excess cash held by Springdale Apartments was $3,583 in 2001, as compared to $5,636 in 2000. Administrative expenses incurred by the Partnership for the nine months ended September 30, 2001, of $72,150 increased by 1.8% from the nine months ended one year earlier of $70,902, primarily due to increased professional fees, partially offset by lower accounting and tax service expense.

     Overall net income for the nine months ended September 30, 2001, of $496,049 decreased 30.8% from the nine months ended September 30, 2000, of $716,852 due to increased expenses.

     Net cash flows provided by operations for the nine months ended September 30, 2001, was $1,009,717 compared to net cash flows provided by operations of $1,074,118 for the nine months ended September 30, 2000. The change was primarily due to a decrease in net operating income before depreciation expense and an increase in prepaid expenses, partially offset by an increase in accounts payable and accrued expenses and deferred income. Additions to investment in real estate at the Specified Properties increased to $362,532 for the nine months ended September 30, 2001, compared to $136,513 for the same period one year ago. Additions to investment in real estate at Gold Coast Storage during the first three quarters of 2001 include mortar injection and tuck-pointing and a new protective canopy. Additions to investment in real estate at Springdale Apartments during 2001 include 10 apartment renovations, playground equipment, new curbs, sidewalks, steps and stoops for one building, repaving one parking lot, and continued carpet, appliance and air conditioner replacement, as necessary. Distributions to Limited Partners during the nine months ended September 30, 2001, totaled $727,133 compared to distributions of $989,672 during the nine months ended September 30, 2000. Distributions to General Partners for the nine months ended September 30, 2001, and the nine months ended September 30, 2000 each totaled $139,865. In accordance with the Partnership Agreement, the General Partners were entitled to such distributions because the Limited Partners received a 7% noncumulative, noncompounded preferred return in fiscal 2000 and fiscal 1999. As discussed in "Liquidity and Capital Resources" above, the Managing General Partner reviewed proposed budgets which included significant proposed expenditures for major repairs and improvements at the Specified Properties. The Managing General Partner has determined that a significant portion of the proposed major repairs and improvements are necessary and will result in current year expenditures on such items to exceed those during the past few years. The Managing General Partner anticipates that the level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements, as discussed above.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         None

     (b) Reports on Form 8 - K.

         No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       CHRISKEN PARTNERS CASH INCOME FUND L.P.
                                                     (Registrant)


                                       By:     ChrisKen Income Properties, Inc.,
                                               Managing General Partner


  Date: November 14, 2001              By:      /S/JOHN F. KENNEDY
                                                -------------------------
                                                John F. Kennedy
                                                Director and President