Form 10KSB
period 2001-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2002-04-08
CIK 815278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             FORM 10-KSB (Mark One)


[ X ]            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

[    ]          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from _______________ to ________________

                         COMMISSION FILE NUMBER 0-17602
                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                 (Name of small business issuer in its charter)
         DELAWARE                                         36-3521124
         --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

345 North Canal Street, Chicago, Illinois                 60606
-----------------------------------------                 -----
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:                                (312) 454-1626

Securities registered under to Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interests
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.YES X . NO
                                                                     ----   ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 2001, was $2,864,503. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,863,647 (based on the price at which Units were offered to the public) at December 31, 2001, and March 15, 2002. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

                               TABLE OF CONTENTS

                                                                           PAGE

                                     Part I





Item 1.  Description of Business..............................................1
Item 2.  Description of Properties............................................1
Item 3.  Legal Proceedings ...................................................8
Item 4.  Submission of Matters to a Vote of Security Holders..................8

                                     Part II

Item 5.  Market for Registrant's Limited Partnership Interests
         and Related Security Holder Matters..................................9

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9
Item 7.  Financial Statements................................................13
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................13

                                    Part III


Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16 (a) of the Exchange Act..................14
Item 10. Executive Compensation     .........................................14
Item 11. Security Ownership of Certain Beneficial Owners and Management......15
Item 12. Certain Relationships and Related Transaction.......................15
Item 13. Exhibits and Reports on Form 8-K....................................16

SIGNATURES ..................................................................17

INDEX TO FINANCIAL STATEMENTS ...............................................F-1





PART I


Item 1.  DESCRIPTION OF BUSINESS.

     ChrisKen Partners Cash Income Fund L.P. (the "Partnership") is a Delaware limited partnership formed in 1987 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or self-storage facilities. The general partners of the Partnership are ChrisKen Income Properties, Inc. (the "Managing General Partner") and ChrisKen Limited Partnership I (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, the shares of which are owned or controlled by Mr. John F. Kennedy and Mr. John S. Marten. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an affiliate of the Partnership, are the general partners. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Specified Properties (defined below). Information regarding the relationship between the Partnership and the management agent is set forth in Item 12. Certain Relationships and Related Transactions. Mr. Marten is a former Executive Vice President - Property Management and Trustee of ChrisKen Residential Trust.

     The Partnership offered its units of limited partnership (the "Units") in a public offering pursuant to which it sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. From time-to-time the Partnership repurchased and retired Units. In 1996, 1997, and 1999 the Partnership purchased and retired 423 and 360.858, and 971.0235 Units, respectively. The cost of the Units repurchased by the Partnership was $411,977. At December 31, 2001 and December 31, 2000, 35,965 Units were outstanding.

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

     The Partnership used the net proceeds of the Offering (the "Net Proceeds") to purchase a 99.9% interest in the partnerships which own the Springdale Apartments, a 199-unit apartment complex located in Waukesha, Wisconsin (the "Springdale Apartments"), and Gold Coast Self Storage, a 155,997 gross square foot, seven story self-storage facility located in Chicago, Illinois ("Gold
Coast Storage") (collectively, the "Specified Properties" or individually a "Property"). Further information concerning each of the Specified Properties is provided below in Item 2. Properties. Discussion regarding apartment complexes that may compete with the Springdale Apartments is set forth below in Item 2. Properties - The Springdale Apartments -- Analysis. Similarly, discussion regarding storage facilities which may compete with Gold Coast Storage is set forth below in Item 2. Properties - Gold Coast Storage -- Analysis. The General Partners of the Partnership believe that both Specified Properties remain competitive in their respective markets.

     The Partnership has no employees. The General Partners believe that CREMCO, L.L.C., the management agent of the Specified Properties, has sufficient personnel and other required resources to discharge all of its responsibilities to the Partnership. The General Partners and their affiliates are permitted to perform services for the Partnership. The business of the Partnership is not seasonal and the Partnership does no foreign or export business.

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

                             OCCUPANCY/LEASED SPACE

NAME AND    DESCRIPTION ........12/31/97  12/31/98  12/31/99  12/31/00  12/31/01
LOCATION    OF PROPERTY
----------- ------------

Springdale  199 unit residential    91%       97%       97%       95%     94.5%
Apartments  apartment complex
Waukesha,   located on 13.9 acres
Wisconsin   of land.

Gold Coast  155,997 square foot     90%       88%       87%       88%     85%
Storage     (145,000 until 6/88)
Chicago,    self-storage facility
Illinois    with 99,040 leasable
            square feet (78,023
            before 6/88) of space.
















                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK.)

THE SPRINGDALE APARTMENTS.

     GENERAL. The Partnership holds a 99.9% interest, as sole general partner, in Springdale Associates Ltd., a Delaware limited partnership affiliated with
the  Partnership   (hereinafter  "Springdale   Associates").   ChrisKen  Limited
Partnership 1, the Partnership's Associate General Partner holds the remaining ..1% interest as the sole limited partner of Springdale Associates. Springdale Associates owns the land and buildings located at 2407-17 Springdale Road, Waukesha (Waukesha County), Wisconsin (the "Springdale Apartments").

     PROPERTY. The Springdale Apartments comprise a multi-family rental complex built in 1972, consisting of 199 rental units located in eight separate buildings on 13.9 acres of land. Each building is a two-story structure, with some buildings having exposed basements which allow for another level of apartments on the exposed sides.

     The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 2001, as follows:

                                                   Average
                           No. of    Rent        Approximate        Rent/Sq.Ft.
                           Apart-    Per         Apartment          (Includes
         APARTMENT TYPE    MENTS     MONTH       SIZE               HEAT)
         --------------    -----     -----       ----               -----

         1BR, 1 Bath       70        $675-700    677-733 SF         $1.00 -.96
         * 1 BR, I Bath    9         $705-740    677-733 SF         $1.04 -1.01
         2BR, 2 Baths      85        $775-805    936-966 SF         $.83-.83
         *2BR, 2 Baths     15        $805-860    936-966 SF         $.86 -.89
         3BR, 2 Baths      19        $940-975    1,150-1,200 SF     $.82 -.81
         *3BR, 2 Baths     1         $980        1,150 SF           $.85

*Fully Renovated

     Although the current rental rates in the table above reflect an average increase of approximately 3% over December 31, 2000 rental rates, recognized lease rates increased 2.6% during 2001. The average economic occupancy of the Springdale Apartments was 95.3% in both 2001 and 2000. Additionally, occupancy as of December 31, 2001, was 94.5%. See discussion in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, below. Most tenant leases are for periods of from six months to one year. At December 31, 2001, there was one tenant with a month-to-month lease. No tenants lease more than one unit.

     ANALYSIS. The General Partners believe that the following information reflected market conditions as of December 31, 2001, for apartment complexes that may compete with the Springdale Apartments.

                         COMPETITIVE PROJECTS
                                                Apartment        Average
                                  Rent          Size             Rent/Sq.Ft.
                                  Per           Average          (Includes
PROJECT      APARTMENT TYPE       MONTH         IN SF            HEAT)
-------      --------------       -----         --------         -----

Meadows      A) 1BR/1 Bath        $680          685              $.99
             B) IBR/1 Bath        $740          708              $1.45
             A) 2BR/2 Bath        $785          943              $.83
             B) 2BR/2 Bath        $835          1,115            $.75
Monterey *   1BR/1 Bath           $725-740      730-860          $.99-.86
(Waukesha)   2BR/2 Bath           $790-830      965-1,010        $.82-.82
Willow *     1BR/1 Bath           $600-650      630-912          $.95-.71
Creek        2BR/1-1/2 Bath       $730-750      940-1,050        $.78-.71
(Waukesha)

*Does not include heat. A) = Not Remodeled; B) = Remodeled




     The Meadows, which is directly across the street from Springdale Apartments, completed remodeling its clubhouse, leasing center, fitness center and game room in 1996, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is a sixteen-year-old complex and rental rates do not include heat. Willow Creek is a twelve-to-thirteen year old complex located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat or water and sewer, comprises 168 units.

     The Springdale Apartments are being depreciated for tax purposes using 27.5-year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 2001 primarily consisted of: landscape improvements and new playground equipment, resurfacing one parking lot and repairing and seal-coating three parking lots, entry door replacements, apartment renovations, eight new shower surrounds, sealing balconies for five buildings, new computer software, installation of parking lot lighting and, replacement of air conditioners, appliances, and carpeting, as necessary. See discussion in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, below. Major improvements anticipated in 2002 include: renovating apartments, landscaping improvements, new entry doors for approximately 130 apartments, re-carpet and paint five common area hallways, exterior lighting enhancements, structural repairs, new model furniture, new golf cart and apartment carpet and tile, heating, ventilation and air conditioning and appliance replacement on an as needed basis.

GOLD COAST STORAGE.

     General. The Partnership has a 99.9% interest, as the sole general partner, in Chicago I Self-Storage, Ltd., an Illinois limited partnership affiliated with the Partnership (the "Halsted Partnership"). ChrisKen Limited Partnership 1, the Associate General Partner, holds the remaining .1% interest as the sole limited partner of the Halsted Partnership. The Halsted Partnership owns the land and buildings located at 1015 North Halsted, Chicago, Illinois ("Gold Coast Storage").

     PROPERTY. Gold Coast Storage is a seven-story, loft-type industrial building constructed in approximately 1930 for use as a light manufacturing facility and warehouse. In 1982, a prior owner converted the building to a self-storage facility. When acquired, the building contained a total gross floor area of approximately 145,000 square feet, in addition to a full basement area, and was constructed with load-bearing exterior masonry walls and wood floors and joists. The foundation walls are masonry with exterior elevations of common brick and face brick. The office areas in the front of the building are provided with heating, ventilation and air conditioning systems that the General Partners believe to be in satisfactory condition. The storage areas of the building are heated to temperatures held in the 50 degree Fahrenheit range by ceiling-mounted space heaters with fans. The building is serviced by two freight elevators and has a TV security system, fire escape and sprinkler system. The Gold Coast Storage parking lot has 7 spaces for automobiles.

     Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 2001, with the exception of approximately 4,647 square feet, were on a month-to-month basis. The average optimum lease rate for self-storage space is $16.12 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 2001, approximately 85% of the space was leased compared to 88% at December 31, 2000. On an economic basis, the average occupancy was 83.7% during 2001 and 85.9% during 2000.

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


The size and type of self-storage units which are available are set forth in the chart below:

(1)      Gold Coast Storage - Interior
                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         16          4x4x4       $  30.00     $  360.00        $22.50
         32          8x4x5          56.00        672.00         21.00
         40          5x8x9          70.00        840.00         21.00
         50          5x 10x9        90.00      1,080.00         21.60
         64          8x8x9         112.00      1,344.00         21.00
         80          8x10x9        125.00      1,500.00         18.75
         104         8x 13x9       135.00      1,620.00         15.58
         144         8x 18x9       187.00      2,244.00         15.58
         192         12x16x9       230.00      2,760.00         14.38
         352         22x16x9       366.00      4,392.00         12.48

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
                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         25          5x5x4        $ 55.00     $  660.00        $26.40
         50          5x10x8         85.00      1,020.00         20.40
         64          8x8x8         115.00      1,380.00         21.56
         80          8x10x8        135.00      1,620.00         20.25
         100         10x10x8       160.00      1,920.00         19.20

(2)      East Bank Storage (Two)     (This location opened during the fourth
         730 West Lake Street        quarter 1996.)
                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         25          5x5x8        $ 55.00     $  660.00        $26.40
         50          5x10x8        100.00      1,200.00         24.00
         80          8x10x8        160.00      1,920.00         24.00
         100         10x10x8       175.00      2,100.00         21.00
         150         10x15x8       235.00      2,820.00         18.80
         200         10x20x8       305.00      3,660.00         18.30






(3)      Public Storage              (This location opened for business in early
         1129 N. Wells               1996.)

                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         25          5x5x8        $ 67.00     $  804.00         $32.16
         50          5x10x8        112.00      1,344.00          26.88
         80          8x10x8        143.00      1,716.00          21.45
         100         10x10x8       160.00      1,920.00          19.20
         200         10x20x8       289.00      3,468.00          17.34

(4)      Public Storage              (This location opened for business in early
         362 W. Chicago Ave.         1996.)

                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         25          5x5x8        $ 61.00     $  732.00        $29.28
         50          5x10x8         85.00      1,020.00         20.40
         80          8x10x8        118.00      1,416.00         17.70
         100         10x10x8       149.00      1,788.00         17.88
         200         10x20x8       239.00      2,868.00         14.34

 (5)     Strong Box                  (This property has modified some space into
         1516 N. Orleans             a temperature controlled wine cellar.)

                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         16          4x4x4        $ 47.00     $  564.00        $35.25
         25          5x5x8          67.00        804.00         32.16
         50          5x10x8        110.00      1,320.00         26.40
         64          8x8x8         130.00      1,560.00         24.38
         80          8x10x8        158.00      1,896.00         23.70
         100         10x10x8       194.00      2,328.00         23.28
         144         8x18x8        290.00      3,480.00         24.17

(6)      Storage USA                 (This location was purchased from U-Stor-It
         2100 W. Fulton              during 2001)

                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         40          5x8x8        $ 79.00     $  948.00        $23.70
         50          5x10x8         99.00      1,188.00         23.76
         80          8x10x8        129.00      1,548.00         19.35
         100         10x10x8       152.00      1,824.00         18.24
         150         10x15x8       174.00      2,088.00         13.92
         200         10x20x8       239.00      2,868.00         14.34
         250         10x25x8       269.00      3,228.00         12.91

(7)      Storage USA                 (This location was purchased from U-Stor-it
         Harrison and Des Plaines    during 2001)
         Streets

                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         50          5x10x8      $  89.00     $1,068.00         $21.36
         10          10xl0x8       149.00      1,788.00          17.88
         125         10x12.5x8     169.00      2,028.00          16.22
         150         10x15x8       194.00      2,328.00          15.52
         200         10x20x8       229.00      2,748.00          13.74
         250         10x25x8       274.00      3,288.00          13.15
         300         10x30x8       322.00      3,864.00          12.88

(8)      The Lock Up
         North Clybourn
                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         50          5x10x8       $136.00     $1,632.00         $32.64
         80          8x10x8        230.00      2,760.00          34.50
         100         10x10x8       225.00      2,700.00          27.00
         150         10x15x8       299.00      3,588.00          23.92
         200         10x20x8       430.00      5,160.00          25.80

(9)      The Lock Up
         Kinzie
                                                               Annual
                                 Cost         Cost             Cost per
         Sq. Ft.     Size        Per month    Annually         Sq. Ft.
         -------     ----        ---------    --------         -------
         50          5x10x8       $136.00     $1,632.00         $32.64
         80          8x10x8        198.00      2,376.00          29.70
         100         10x10x8       235.00      2,820.00          28.20
         150         10x15x8       315.00      3,780.00          25.20

     Parking lot spaces are leased to ChrisKen Support Services, Inc, an affiliate of Gold Coast Storage, which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $1,190 per month.

     Gold Coast Storage is being depreciated for tax purposes using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. Major improvements during 2001 included extensive tuckpointing and masonry, new drains on the roof, a new protective canopy and the purchase of a new Bobcat. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, below for further discussion. Major improvements anticipated for 2002 include the enclosure of 190 window openings with UL fire rated materials, new roof on the one story section of building, and tuck pointing and masonry repairs.





Item 3.  LEGAL PROCEEDINGS.

     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, LLC, the Partnership's management agent, sued CRT, CRT's three independent trustees, John
F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General Partners are parties to that litigation. In that litigation, which is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Mr. Marten made allegations regarding the services provided by the trustees, including Mr. Kennedy, and sought, among other things, an injunction prohibiting CRT from terminating Mr. Marten as an officer or trustee of CRT. Although Mr. Marten's request for injunctive relief was unsuccessful, and he was subsequently removed as an officer and trustee by the CRT board of trustees, the litigation against CRT and its trustees is ongoing.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report.




























                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK.)

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

     The Revenue Act of 1987 contains provisions that may have an adverse impact on investors in certain "publicly traded partnerships". If the Partnership were to be classified as a "publicly traded partnership", income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     In 2000, two unsolicited tender offers to purchase up to an aggregate of 6,542, or approximately 18%, of the outstanding Limited Partnership Units of the Partnership were submitted to the Partnership's Limited Partners by entities not affiliated with the Partnership or its General Partners. The initial offer price per Limited Partnership Unit in the first of these offers was $285, which was subsequently increased to $301, and the offer price per Limited Partnership Unit in the second of these offers was $301. The Partnership's records indicate that a total of 1,129.8866 Limited Partnership Units were sold by Limited Partners pursuant to these offers. .

     On March 26, 2001, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 790, or approximately 2.2%, of the outstanding Limited Partner Units of the Partnership at $327 per Unit. The offer expired on May 15, 2001. The Partnership's records indicate that as of March 15, 2002, 479.61 Limited Partnership Units were sold by Limited Partners to McDowell Foods, Inc.

     On May 15, 2001, CMG Acquisition Fund 1, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partner Units of the Partnership at $257 per Unit. The offer expired on July 30, 2001. The Partnership's records indicate that as of March 15, 2002, 104.53 Limited Partnership Units were sold by Limited Partners to CMG Acquisition Fund 1, L.L.C.

     On May 15, 2001, CMG, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partner Units of the Partnership at $257 per Unit. The offer, which was to expire on July 30, 2001, was extended to October 31, 2001. The Partnership's records indicate that as of March 15, 2002, 526 Limited Partnership Units were sold by Limited Partners to CMG, L.L.C.

     On October 30, 2001, CMG, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted another unsolicited tender offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partner Units of the Partnership at $270 per Unit. The offer expired on February 15, 2002. The Partnership's records indicate that as of March 15, 2002, 170 Limited Partnership Units were sold by Limited Partners to CMG, L.L.C. The Partnership's records also indicate that the 104.53 Limited Partnership Units sold by Limited Partners to CMG Acquisition Fund 1, L.L.C. have been transferred to CMG, L.L.C.

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

     In 1996, 1997, and 1999, 423,  360.858,  and 971.0235 Units,  respectively, were repurchased and retired by the Partnership. At December 31, 2000, 35,965 Units were outstanding. At December 31, 2001, and at March 15, 2002, there were 35,965 Units issued and outstanding, which were held by a total of 1556 Unit holders.

     The Limited Partners were paid three cash distributions in 2001 totaling $25.90 per Unit and four cash distributions in 2000 totaling $35.40 per Unit. Additional information with respect to distributions is set forth in Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - - Results of Operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES.

     The Partnership had cash and cash equivalents of $301,355 as of December 31, 2001, and $607,616 as of December 31, 2000. The decrease in cash and cash equivalents on hand is the result of several primary factors: an increase in prepaid expenses and additions to investment in real estate and decreased revenue generated by the Specified Properties, partially offset by a decrease in accounts receivable and an increase in accounts payable. The Partnership's restricted cash, representing operating and contingency reserves (the "Reserve"), was funded by proceeds from the Offering and had a balance of $377,320 on December 31, 2001, and December 31, 2000 (which represents 2% of the gross proceeds of the Offering as required by the Limited Partnership Agreement). The Reserve is intended to assist the Partnership in maintaining liquidity to meet cash requirements and is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

     In 2000, the safe load bearing capacity of the Gold Coast Storage structure was reviewed by the City of Chicago, as is periodically done in connection with the requirements for the permitted uses of the property. As a result of the review, the City of Chicago assigned a more rigid load-bearing classification to the property than had historically been assigned. Load-bearing tests conducted following the inspection indicated that portions of the property met the historical requirements but did not meet the re-classification requirements. In 2001, the City of Chicago reverted back to the load-bearing classification historically assigned to the property and issued a floor load placard indicating that the safe floor load bearing the Gold Coast Storage was the historical requirement which requirement was met by Gold Coast Storage.

     At Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. Completion of the plan also is subject to approval and issuance of a building permit by the City of Chicago Building Department. Although the Partnership has applied for the necessary approval and building permit, as of March 29, 2002, the City of Chicago had not yet issued them.

     In 2001, the Partnership agreed with the City of Chicago that it would complete repairs and tuckpointing with respect to the exterior walls at Gold Coast Storage property. Such work began in 2001 and must be completed by November 2002.

     In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of March 29, 2002, the structural engineer had completed an examination of 109 of the 199 apartments units and will continue to perform testing on the remaining apartment units as residents vacate those units. Based on the structural engineer's reports, the Managing General Partner believes that the remediation costs at Springdale Apartments can be funded out of the Partnership's cash flow. However, if further examination reveals that more extensive defects requiring remedial repairs exist with respect to the remaining units, it could have a material adverse impact on the Partnership's financial condition.

     Based in part on the Managing General Partner's review of the proposed 2001 and 2002 operating budgets for the Specified Properties it concluded that the identified structural enhancements and repairs are necessary and advisable, which resulted in 2001 expenditures for major repairs and improvements exceeding expenditures for such items in the past few years. As discussed below, this level of expenditures for such major repairs and improvements is expected to continue into 2002. It is anticipated that all such expenditures can be made from cash flow. The level of future distributions to the Limited Partners is dependent on the overall performance of the Specified Properties, including capital expenditures and repairs, and the Partnership.

     The source of future liquidity for the Partnership and cash distributions to the Partners is dependent primarily upon cash generated by the Specified Properties and secondarily through the sale or financing of these properties.

     Based upon a review of the existing leases and occupancy levels at the Specified Properties and cash flows generated by the Specified Properties and further based upon the Partnership's investment objectives and the fact that the Specified Properties are held on an all-cash basis in connection with such acquisitions, the General Partners do not anticipate a lack of liquidity. In the event the Reserve and cash flows are insufficient to meet cash or liquidity needs, the Partnership would be required to borrow funds to meet such costs. Nonetheless, in addition to the Reserve and cash flows generated by the Specified Properties discussed above, the General Partners believe that the equity in the Partnership's Specified Properties, which are now held on an all-cash basis, would provide additional sources of liquidity, if required. The General Partners therefore believe that, if required, the Partnership would be able to obtain financing collateralized by the Specified Properties in order to provide funds to meet working capital needs.

RESULTS OF OPERATIONS.
---------------------

     COMPARISON OF 2001 TO 2000. Occupancy at the Springdale Apartments was 94.5% at December 31, 2001, and 95% at December 31, 2000. Economic occupancy at Springdale Apartments averaged approximately 95.3% during 2001 and 2000. Management anticipates that occupancy will average 92 - 95% during 2002. Leased space at Gold Coast Storage was 85% at December 31, 2001, compared to 88% at December 31, 2000. On an economic basis, the average occupancy at Gold Coast Storage during 2001 was 83.7% and 85.9% in 2000. At December 31, 2001, the average optimum annual lease rate for self-storage space was $16.12 as compared to $16.25 one year earlier. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 2001 will range from 82-85%. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

     Overall rental revenue for the twelve months ended December 31, 2001, attributable to the Specified Properties ($2,864,503) decreased by $7,285 the from overall rental revenue for the twelve months ended December 31, 2000 ($2,871,788). Rental revenue increased for Springdale Apartments from $1,620,021 for the year ended December 31, 2000, to $1,647,061 (approximately 1.7%) for the year ended December 31, 2001, due primarily to a $37,287 increase in rental rates partially offset by a $6,506 increase in employee unit costs. The General Partners anticipate that rental revenue at Springdale Apartments will improve from 2001 levels during 2002 due to a projected increase in rental rates. There can be no assurance, however, that such projected increases will occur. Rental revenue decreased at Gold Coast Storage (approximately 2.7%) from $1,251,767 for the year ended December 31, 2000, to $1,217,442 for the year ended December 31, 2001. Rental income at Gold Coast decreased in 2001 due to a $33,691 increase in vacancy loss and an $8,000 decrease in parking income, partially offset by an $8,655 increase in rental rates. Larger storage units rent at lower per square foot rates as compared to smaller storage units. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2002 due to lower occupancy resulting primarily from overall weakened economic conditions. Occupancy during March 2002 is 10% less than January 2002.

     Material improvements at Springdale Apartments in 2001 primarily consisted of landscape improvements and new playground equipment, $7,644, resurfacing one parking lot and repairing and seal-coating three parking lots, $117,954, entry door replacements, $51,708, apartment renovations, $50,229, eight new shower surrounds, $10,762, seal balconies for five buildings, $11,490, computer software, $9,089, install parking lot lighting, $13,812, air conditioning replacement, $15,304, replacement of appliances, $32,714, and carpeting replacement, $46,754. Major improvements at Gold Coast included tuckpointing and masonry, $192,067, a new protective canopy, $7,000, new drains on the roof, $16,400, a new Bobcat, $19,470, computer software, $5,798, and the replacement of a roof top door, $8,250.

     Overall expenses for the twelve months ended December 31, 2001 attributable to the Specified Properties, $2,289,029, increased by approximately 12.3% from the same twelve-month period in 2000, $2,038,459. Expenses incurred in 2001 attributable to Springdale Apartments, $1,280,646, increased by approximately 8.1% from 2000, $1,184,456, due to increases in property operations, real estate tax, repairs and maintenance, general and administrative and depreciation expense. Property operation expenses at Springdale Apartments are higher for the year ended December 31, 2001, as compared to one year earlier, primarily due to the following increases in expense: gas and fuel, $19,478, non-recurring painting and decorating projects, $5,053, and non-recurring grounds maintenance, $5,874, partially offset by a decrease in carpet repair expense of $6,916. Heating fuel costs increased in 2001 due to higher utility rates. Non-recurring painting and decorating expense increased due to the cleaning and sealing of the balconies in five buildings. Ground maintenance increased due to the installation of dumpster surrounds, $6,400. Real estate taxes at the Springdale Apartments increased $8,114, in 2001 as compared to 2000. Advertising expense increased $7,420 at the Property during 2001 as compared to 2000. General and administrative expenses are higher due to the following increases in expense: property insurance, $4,546, employee benefits, $3,044, professional fees, $5,419, and miscellaneous expense, $10,789, partially offset by the following decreases in expense: bad debt, $12,670, and office and administrative salaries, $4,858. Repairs and maintenance expense at Springdale Apartments increased in 2001, as compared to 2000, due to the following increases in expense: grounds maintenance and supplies, $7,794, and structural repairs and supplies, $8,898, partially offset by a $2,865 decrease in maintenance salaries. Depreciation expense increased to $390,657 in 2001 compared with $361,409 in 2000 due to fixed asset additions. Management fee expense at Springdale Apartments during 2001 was $85,137, compared to $83,876 in 2000.

     Overall expenses attributable to Gold Coast Storage in 2001, $1,008,383, increased approximately 18.1% from 2000, $854,004. Property operation expense at Gold Coast Storage increased for the year ended December 31, 2001, as compared to the same period one year earlier, due to the following increases in expense: gas and fuel, $7,618, and protection and security, $2,985, partially offset by decreased non-recurring carpeting expense, $5,528. Gas and fuel increased in 2001 due to higher utility rates. Real estate taxes at Gold Coast Storage decreased approximately 16.2% from $147,085 in 2000 to $123,289 in 2001. Repairs and maintenance expense at Gold Coast Storage increased in 2001 as compared to 2000 primarily due to the following increases in expense: structural repairs and supplies, $86,279, elevator maintenance, $5,061, and janitorial contract and supplies, $16,252, partially offset by the following decreases in expense: grounds supplies and maintenance, $7,956, and maintenance salaries, $4,499. Structural repairs were higher in 2001 primarily due to tuck-pointing and masonry expense, which work will continue into 2002. Grounds maintenance and supplies decreased in 2001 due to higher snow plowing costs in 2000, resulting from heavy snowfall in December of that year. Advertising expense at Gold Coast Storage increased to $90,204 during 2001 as compared to $70,262 in 2000, due primarily to increased advertising to improve occupancy and sign repainting expense of $9,100. Depreciation and amortization expense at Gold Coast Storage increased to $207,822 in 2001, as compared to $205,355 in 2000 due to capitalized expenditures in 2001. Overall general and administrative expenses at Gold Coast Storage increased in 2001, as compared to 2000, due to the following increases in expense: administrative salaries and commissions, $7,325, bad debt, $29,463, property insurance payments, $7,995, sales and business tax, $5690, partially offset by a $3,664 decrease in medical and life insurance. Management fee expense at Gold Coast Storage decreased to $76,156 in 2001 as compared to $76,444 in 2000 due to lower total revenue in 2001.

     For the year ended December 31, 2001, the Springdale Apartments had net income of $431,473 as compared to $510,124 for the year ended December 31, 2000, due to increased expenses, partially offset by increased rental revenues as discussed above. Net income for 2001, $261,403, from Gold Coast Storage decreased by approximately 42.3% from 2000, $452,874, as a result of the factors affecting rental revenue and expenses as detailed above.

     Partnership interest income during 2001 decreased to $19,672 from $29,238 during 2000. Interest income earned on excess cash held by Springdale Apartments was $4,813 in 2001 and $7,946 in 2000. Partnership administrative expenses for 2001 increased to $21,920 from $16,845 in 2000 due to increased electronic processing fees and mailing expenses. Partnership professional fees for 2001 increased to $29,370 from $6,396 in 2000. Audit and accounting fees in 2001 decreased to $66,267 from $68,821 in 2000.

     The combined net income of the Specified Properties and Partnership for 2001, $594,990 decreased from 2000, $900,128, as the result of the factors discussed above.

     Distributions to Limited Partners in 2001 totaled $931,457 compared to 2000 distributions of $1,273,188. Distributions on a per unit basis to Limited Partners decreased in 2001 ($25.90) compared to 2000 ($35.40), of which $8.95 and $9.24 per unit, respectively, was a return of capital on a federal income tax basis. Distributions to the General Partners for the twelve months ended December 31, 2001, and the twelve months ended December 31, 2000 each totaled $139,865. In accordance with the Partnership Agreement, the General Partners were entitled to such distributions because the Limited Partners received a 7% noncumulative, noncompounded preferred return in fiscal 2000 and fiscal 1999. As discussed in "-Liquidity and Capital Resources" above, the Managing General Partner reviewed proposed budgets that included significant proposed expenditures for major repairs and improvements at the Specified Properties. Although the Managing General Partner does not intend to proceed with proposed expenditures for optional improvements such as a new club house and exterior garages until the General Partner has completed an evaluation of the optimal remaining holding period for the Specified Properties, the Managing General Partner has proceeded with the proposed major repairs and improvements that were deemed necessary. This resulted in 2001 expenditures on such items exceeding those during the past few years. The Managing General Partner anticipates that 2002 expenditures on such items also will be higher than in years prior to 2001 as the work is projected to continue into 2002. As discussed above, the level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements, as discussed above. Net income per Unit in 2001 ($14.89) decreased from 2000 ($22.52) primarily as the result of the factors detailed above affecting the Specified Properties. While the General Partners hope to increase net income generated by the Specified Properties in 2002 as compared to 2001 by increasing occupancy and rental rates, current economic conditions generally may limit their ability to do so. The General Partners believe that current economic conditions continue to have a negative effect on the multifamily housing markets in part because the resulting significant decreases in home mortgage rates have encouraged first time home purchases. Although a recent report issued by Fannie Mae indicates that mortgage rates are expected to rise in 2002, the Managing General Partner cannot predict how or when such increases will impact demand for apartment properties like those at the Springdale Apartments or demand for storage. Additionally, as indicated above, the Partnership will continue with major repairs and improvements during 2002, which likely will exceed those incurred in 2000 and 2001. Therefore, the Managing General Partner believes that aggregate distributions during 2002 will be less than aggregate distributions during 2001.

     Some statements in this Form 10-KSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which the Springdale Apartments and Gold Coast Storage compete and/or unanticipated changes in expenses or capital expenditures.

INFLATION.

     Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs, which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs but may lead to increased rental revenues and real estate values.

Item 7.  FINANCIAL STATEMENTS.

     See Index to Financial Statements on Page F-1 of this Form 10-KSB for Financial Statements.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.













                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK.)

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The Partnership does not have directors or officers. The General Partners of the Partnership are ChrisKen Income Properties, Inc., an Illinois corporation, as Managing General Partner, and ChrisKen Limited Partnership I, an Illinois limited partnership, as Associate General Partner.

     Mr. John F. Kennedy and Mr. John S. Marten own issued and outstanding shares of the Managing General Partner. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent for the Specified Properties. Mr. Marten is a former Executive Vice President - Property Management and Trustee of ChrisKen Residential Trust. The sole officer and director of the Managing General Partner is John F. Kennedy, who also it its President and Secretary. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an affiliate.

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2002:

NAME                       AGE      POSITION

John F. Kennedy            51       Director, President and Secretary

     John F. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1989 and is a general partner of the Associate General Partner. Mr. Kennedy is President, Chief Executive Officer, Chief Operating Officer and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Specified Properties. Mr. Kennedy has also been an officer, director and shareholder of several ChrisKen affiliates. Mr. Kennedy is currently a general partner in 6 affiliated private real estate limited partnerships located primarily in the Midwest as well as a principal of ChrisKen Growth & Income L.P. II, a public real estate limited partnership. Prior to co-founding The ChrisKen group of companies, he was involved from 1977 to 1978 with marketing various properties for American Invesco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy of holds a Bachelor of Arts degree from DePaul University. Mr. Kennedy has been a licensed real estate broker since 1981.

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

     The following is a schedule of the compensation paid for the period ended December 31, 2001, by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:

Description of Transaction and                                     Amount of
Entity Receiving Compensation                                      Compensation
------------------------------                                     ------------

Reimbursement of property operating payroll costs to
  affiliate of General Partners                                    $312,032
Property Management Fee to affiliate of the General Partners       $161,293
                                                                   --------
         Total                                                     $473,325
                                                                   ========







Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) To the best knowledge of the Partnership, as of December 31, 2001, and March 15, 2002, no person held more than five percent (5%) of the Units.

     (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 2001, and March 15, 2002, 1556 Limited Partners beneficially owned 35,965 Units.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CREMCO, L.L.C., an affiliate of the General Partners, has provided management services for the Specified Properties, since July 1, 2000. Prior thereto, such management services were provided by ChrisKen Real Estate Management Company, Inc., also an affiliate of the General Partners. The duties and responsibilities of the management agent include supervision of the day-to-day management of the operations of the Specified Properties, provision of long-range planning, and providing such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Specified Properties. Fees paid for management services are in addition to the General Partners' distributive share of cash flow. CREMCO, L.L.C. and its predecessor, ChrisKen Real Estate Management Company, Inc. earned $161,293 and $160,317 in 2001 and 2000, respectively, for such management services. In addition, the Partnership reimbursed CREMCO, L.L.C. and/or ChrisKen Real Estate Management Company, Inc. for payroll expenses for personnel directly related to property operations totaling $312,032 and $285,436 in 2001 and 2000, respectively.

     CREMCO, L.L.C. may be subject to conflicts of interest in the allocation of personnel and time to the Specified Properties since it renders similar services to other partnerships. However, the General Partners believe that CREMCO, L.L.C. has sufficient personnel and other required resources to discharge all of its responsibilities to the various properties, including the Specified Properties, that it manages.

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

     The Partnership may enter into other transactions with an affiliate, provided that such transactions will be conducted by the General Partners on terms which are not less favorable to the Partnership than those available from others, the fees and other terms of the contract are fully disclosed and such party must have been previously engaged in such business independently of the Partnership and as an ordinary and ongoing business.

     An affiliate, ChrisKen Support Services, Inc., of the General Partners leases space at Gold Coast Storage on the same terms as offered to third parties. During 2001 and 2000 the Partnership recognized rental revenue of $8,500 and $16,500, respectively, from this lease. Mr. Kennedy, President and a Trustee of ChrisKen Residential Trust, the entity that controls CREMCO, L.L.C. and Mr. John S. Marten, a former Executive Vice President - Property Management and Trustee of ChrisKen Residential Trust, own 245.3 and 235.3 Units of the Partnership, respectively.

     Upon the sale or refinancing of a real estate investment purchased by the Partnership, the General Partners will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the gross sales price of the property; or (b) the competitive real estate commission if they have rendered such services; provided, however, that payment of such commissions to the General Partners shall be subordinated to receipt by the Limited Partners of their Adjusted Investment and Preferential Distribution. Reference is made to
Note 5 of the Notes to the Consolidated Financial Statements for amounts paid to related parties.






                   (BALANCE OF PAGE INTENTIONALLY LEFT BLANK.)

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are included herein or incorporated by reference:

NUMBER EXHIBIT

(3) Certificate of Limited Partnership (incorporated by reference from Exhibit 3 of the Registrant's Form S-11 Registration Statement filed June 9, 1987, S.E.C. File No. 33-14921).

(4) Limited Partnership Agreement of Registrant dated as of August 3, 1987 (incorporated by reference from Exhibit 3.1, Registrant's Form S- I 1 Registration Statement filed June 9, 1987, S.E.C. File No. 33-14921).

(10)(1) Property Management Agreement between Registrant and ChrisKen Real Estate Management Company (incorporated by reference from Exhibit 19.1 to the Registrant's Form S-11 Registration Statement filed June 9, 1987, S.E.C. File No. 33-14921).

(F-1) Index to Financial Statements.

     Report of Independent Auditors
        Financial Statements:                                           F-2

     Consolidated Balance Sheet - December 31, 2001                     F-3

     Consolidated Statements of Income for the Years Ended
        December 31, 2001 and 2000                                      F-4

     Consolidated  Statements of Partners'  Capital for the Years
        Ended December 31, 2001 and 2000                                F-5

     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001 and 2000                                      F-6

     Notes to Consolidated Financial Statements                         F-7

(28)(1) Pages 16-19 of final Prospectus dated August 28, 1987, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended.

(b)  Reports on Form 8-K.

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2001.





















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

                                  CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                  By:      ChrisKen Income Properties, Inc.,
                                           Managing General Partner

Date:    April 5, 2002           By:       /S/ JOHN F. KENNEDY
                                           -------------------
                                           John F. Kennedy
                                           Director and President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    April 5, 2002           By:       /S/ JOHN F. KENNEDY
                                           -------------------
                                           John F. Kennedy, Director
                                           and President of the
                                           Managing General Partner

                        CONSOLIDATED FINANCIAL STATEMENTS

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       WITH REPORT OF INDEPENDENT AUDITORS

                    CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




REPORT OF INDEPENDENT AUDITORS.........................................F-2

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2001.........................F-3
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
   DECEMBER 31, 2001 AND 2000..........................................F-4
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL FOR THE YEARS
   ENDED DECEMBER 31, 2001 AND 2000....................................F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 31, 2001 AND 2000..........................................F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................F-7

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
ChrisKen Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of ChrisKen Partners Cash Income Fund L.P. (a Delaware Limited Partnership) as of December 31, 2001, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChrisKen Partners Cash Income Fund L.P. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accoutning principles generally accepted in the United States.


Chicago, Illinois
February 28, 2002

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


ASSETS
Cash and cash equivalents                                       $     301,355
Restricted cash                                                       377,320
Accounts receivable                                                    53,387
Prepaid expenses                                                       51,482
                                                                ----------------
                                                                      783,544
Investment in real estate, at cost:
  Land                                                              2,220,195
  Land improvements                                                   180,592
  Buildings and improvements                                       11,155,297
  Equipment                                                           624,939
                                                                ----------------
                                                                   14,181,023
  Accumulated depreciation                                         (3,741,867)
                                                                ----------------
                                                                   10,439,156

                                                                ----------------
Total assets                                                    $  11,222,700
                                                                ================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses                           $     167,620
Tenants' security deposits                                            107,159
Deferred rental income                                                148,496
Accrued real estate taxes                                             302,754
                                                                ----------------
Total liabilities                                                     726,029
Partners' capital, 35,965 limited partnership
  units issued and outstanding                                     10,496,671

                                                                ----------------
Total liabilities and partners' capital                         $  11,222,700
                                                                ================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        Consolidated Statements of Income


                                                    YEAR ENDED DECEMBER 31
                                                    2001             2000
                                                 -------------------------------
REVENUE
Rental                                           $2,864,503        $2,871,788
Interest                                             24,485            37,185
Other                                               112,589           121,723
                                                 -------------------------------
Total revenue                                     3,001,577         3,030,696

EXPENSES
Property operations                                 270,434           236,268
Real estate taxes                                   290,690           306,372
Repairs and maintenance                             422,643           309,464
Advertising                                         116,653            89,291
Depreciation                                        598,479           566,764
General and administrative                          546,395           462,092
Management fees - affiliate                         161,293           160,317
                                                 -------------------------------
Total expenses                                    2,406,587         2,130,568
                                                 -------------------------------
Net income                                       $  594,990       $   900,128
                                                 ===============================

Net income allocated to general partners         $   59,499       $    90,013
                                                 ===============================
Net income allocated to limited partners         $  535,491       $   810,115
                                                 ===============================

Net income allocated to limited partners per
   weighted-average limited partnership units
   outstanding                                   $    14.89             22.52
                                                 ===============================
Weighted-average limited partnership units
   outstanding                                       35,965            35,965
                                                 ===============================


SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 2001 and 2000



                                           PARTNERS' CAPITAL ACCOUNTS
                                    GENERAL         LIMITED
                                    PARTNERS        PARTNERS           TOTAL
                                 -----------------------------------------------

Balance at January 1, 2000       $   523,989      $10,961,939       $11,485,928
Distributions (A)                   (139,865)      (1,273,188)       (1,413,053)
Net income                            90,013          810,115           900,128

                                 -----------------------------------------------
Balance at December 31, 2000         474,137       10,498,866        10,973,003
Distributions (A)                   (139,865)        (931,457)       (1,071,322)
Net income                            59,499          535,491           594,990
                                 -----------------------------------------------
Balance at December 31, 2001     $   393,771      $10,102,900       $10,496,671
                                 -----------------------------------------------

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                                         2001            2000
                                                       -------------------------

                First quarter                         $ 11.54          $ 11.93
                Second quarter                              -             7.79
                Third quarter                            8.68             7.79
                Fourth quarter                           5.68             7.87

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Consolidated Statements of Cash Flows


                                                        YEAR ENDED DECEMBER 31
                                                         2001           2000
                                                      --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  594,990     $  900,128
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
    Depreciation                                         598,479        566,764
    Net changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable          19,831        (29,329)
      Increase in prepaid expenses and other             (23,443)        (8,102)
      Increase in accounts payable and accrued real
        estate taxes                                      78,038         44,319
      Increase in deferred income and prepaid rent        12,204         14,913
      Increase in tenants' security deposits               6,266          7,682
                                                      --------------------------
Net cash flows provided by operating activities        1,286,365      1,496,375

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                  (521,304)      (184,322)
                                                      --------------------------
Cash flows used in investing activities                 (521,304)      (184,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                         (1,071,322)    (1,413,053)
                                                      --------------------------
Cash flows used in financing activities               (1,071,322)    (1,413,053)
                                                      --------------------------
Net decrease in cash and cash equivalents               (306,261)      (101,000)
Cash and cash equivalents, beginning of year             607,616        708,616
                                                      --------------------------
Cash and cash equivalents, end of year                $  301,355     $  607,616
                                                      ==========================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 2001 and 2000

1. NATURE OF BUSINESS

ORGANIZATIONAL DATA

ChrisKen   Partners  Cash  Income  Fund  L.P.  (CPCIF)  is  a  Delaware  Limited
Partnership, organized on May 4, 1987, with ChrisKen Income Properties, Inc. (Managing General Partner) and ChrisKen Limited Partnership I as the General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units at $500 for each unit. CPCIF has 99.9% ownership interests in Springdale Associates, Ltd. (Springdale) and Chicago I Self-Storage, Ltd. (Self-Storage). Springdale owns a 199-unit residential complex located in Waukesha, Wisconsin, and Self-Storage owns a 155,997 square-foot self-storage facility located in Chicago, Illinois.

SEGMENTS OF BUSINESS

The Partnership owns and operates rental real estate located in the midwest United States. It has two segments of business, a residential apartment complex and a self-storage facility, neither of which utilizes long-term leases. No single tenant is significant to the Partnership's business.

Information related to these segments for the years ended December 31, 2001 and 2000 is as follows:

                                        Year ended December 31, 2001
                                ------------------------------------------------
                                Residential  Self
                                Apartment    Storage
                                Complex      Facility  Partnership  Consolidated
                                ------------------------------------------------

Property operating revenues     $1,707,306  $1,269,786         -    $ 2,977,092
Property operating expenses       (720,874)   (540,839)        -     (1,261,713)
                                ------------------------------------------------
      Operating income             986,432     728,947         -      1,715,379

Reconciliation to net income
      General and administrative
        expense                   (169,115)   (259,722)   (117,558)    (546,395)
      Depreciation expense        (390,657)   (207,822)                (598,479)
      Interest income                4,813         -        19,672       24,485
                                ------------------------------------------------
Net income (loss)               $  431,473  $  261,403  $  (97,886) $   594,990
                                ================================================
Capital improvements            $  347,664  $  173,403  $      -    $   521,304
                                ================================================
Total assets                    $6,481,259  $4,555,172  $  186,269  $11,222,700
                                ================================================

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Consolidated Financial Statements(continued)



1. NATURE OF BUSINESS (CONTINUED)

                                        Year ended December 31, 2001
                                ------------------------------------------------
                                Residential  Self
                                Apartment    Storage
                                Complex      Facility  Partnership  Consolidated
                                ------------------------------------------------

Property operating revenues     $1,686,634  $ 1,306,877      -      $ 2,993,511
Property operating expenses       (660,282)    (441,429)     -       (1,101,711)
                                ------------------------------------------------
        Operating income         1,026,352      865,448      -        1,891,800

Reconciliation to net income
      General and administrative
        expense                   (162,765)    (207,219)$  (92,108)    (462,092)
      Depreciation expense        (361,409)    (205,355)     -         (566,764)
      Interest income                7,946         -        29,238       37,184
                                ------------------------------------------------
Net income (loss)               $  510,124  $   452,874 $  (62,870) $   900,128
                                ================================================
Capital improvements            $  177,321  $     7,001 $    -      $   184,322
                                ================================================
Total assets                    $6,306,681  $ 4,524,520 $  771,323  $11,602,524
                                ================================================

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Consolidated Financial Statements(continued)



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

              Notes to Consolidated Financial Statements(continued)



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

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Consolidated Financial Statements(continued)



2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED PRONOUNCEMENT

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. Application of the provisions of this statement is not expected to affect the earnings and financial position of the Partnership.

3. BASIS OF PRESENTATION

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally impairment loss, depreciation expense, and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 2001 is approximately $19,474 greater than the taxable income of the Partnership. The aggregate cost of real estate for federal income tax purposes at December 31, 2001 is $13,828,744.

4. PARTNERSHIP AGREEMENT

The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners' receiving their non-cumulative, non-compounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions are payable quarterly within sixty days of each quarters' end. Distributions to partners in 2000 were sufficient to meet the Annual Preferred Return and the first quarter of 2001, $139,865 was distributed to the General Partners.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Consolidated Financial Statements(continued)



4. PARTNERSHIP AGREEMENT (CONTINUED)

Net sale or refinancing proceeds, as defined, to the extent distributed, will be allocated to the Limited Partners until the Limited Partners receive distributions equal to their adjusted investment in the Partnership, together with an amount, to the extent not previously paid, necessary to yield an annual return on their adjusted investment of 10% per annum, which shall be cumulative but non-compounded. Thereafter, 85% of any additional net sale or refinancing proceeds will be allocated to the Limited Partners, and 15% will be allocated to the General Partners. Net proceeds from a sale may not be reinvested in new properties by the Partnership after the Partnership has completed its second year of operations. Net proceeds from a refinancing will be reinvested only to the extent necessary for improvements and repairs to existing properties.

The Partnership shall continue until December 31, 2027, unless sooner terminated pursuant to the applicable provisions of the Partnership Agreement.

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 2001, cash restricted for working capital reserve purposes was $377,320.

5. RELATED PARTY TRANSACTIONS

The Partnership paid management fees to CREMCO, LLC, and its predecessor, ChrisKen Real Estate Management Company, Inc., ("Management Agent") affiliates of the General Partners. Management fees were calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for Self-Storage. Total management fees for 2001 and 2000 were $161,293 and $160,317, respectively. The management agreements are subject to annual renewal. In addition, the Partnership reimburses the Management Agent for personnel costs directly attributable to property operations, totaling $312,032 and $285,436 in 2001 and 2000, respectively. These costs are included in property operations expenses in the accompanying consolidated statements of income. Unpaid fees and reimbursements, aggregating $7,417 at December 31, 2001 are included in accounts payable and accrued expenses in the accompanying balance sheet.

An affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $8,500 and $16,500, in 2001 and 2000, respectively.