Form 10QSB
period 2002-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2002-05-17
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                     QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

           Delaware                                     36-3521124
---------------------------------                   ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification Number)


345 North Canal Street, Chicago, Illinois   60606
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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                           Page
                                                                           ----
PART I Financial Information

     Item 1. Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet at March 31, 2002             2

          Condensed Consolidated Statements of Income for the
          Three Months Ended March 31, 2002 and 2001                         3

          Condensed  Consolidated  Statement of Partners'  Capital
          for the Three Months Ended March 31, 2002                          4

          Condensed  Consolidated  Statements of Cash Flows for
          the Three Months Ended March 31, 2002 and 2001                     5

          Notes to Condensed Consolidated Financial Statements               6

     Item 2. Management's Discussion and Analysis or Plan of Operation       8

PART II. Other Information

     Item 1. Legal Proceedings                                              13

     Item 2. Changes in Securities and Use of Proceeds                      13

     Item 3. Defaults Upon Senior Securities                                13

     Item 4. Submissions of Matters to a Vote of Security Holders           13

     Item 5. Other Information                                              13

     Item 6. Exhibits and Reports on Form 8-K                               13

SIGNATURE                                                                   14

                                     PART I

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (a Delaware Limited Partnership)


Item 1. Financial Information


                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheet

                                 March 31, 2002
                                   (Unaudited)



Assets
Cash and cash equivalents                                  $     352,382
Restricted cash                                                  377,320
Accounts receivable                                               51,255
Prepaid expenses                                                  64,890
                                                       -------------------
                                                                 845,847
Investment in real estate, at cost:
   Land                                                        2,412,708
   Buildings and improvements                                 11,209,807
   Equipment                                                     651,359
                                                       -------------------
                                                              14,273,874
   Accumulated depreciation                                   (3,891,487)
                                                       -------------------
                                                              10,382,387

                                                       -------------------
Total assets                                                 $11,228,234
                                                       ===================

Liabilities and partners' capital
Accounts payable                                         $       118,590
Tenants' security deposits                                        97,628
Deferred income and prepaid rent                                 165,522
Accrued real estate taxes                                        202,195
                                                       -------------------
Total liabilities                                                583,935

Partners' capital, 35,977 limited partnership
     units issued and outstanding
                                                              10,644,299
                                                       -------------------
Total liabilities and partners' capital                      $11,228,234
                                                       ===================

See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31
                                                        2002          2001
                                                  ------------------------------

Revenue
Rental                                              $  687,832    $  698,980
Interest                                                 1,637        11,222
Other                                                   23,727        35,617
                                                  ------------------------------
Total revenue                                          713,196       745,819

Expenses
Property operations                                    165,382       198,155
Depreciation                                           149,620       141,691
General and administrative                             211,686       192,081
Management fees - Affiliate                             38,880        42,130
                                                  ------------------------------
Total expenses                                         565,568       574,057
                                                  ------------------------------
Net income                                          $  147,628    $  171,762
                                                  ==============================
Net income allocated to general partners           $    14,763    $   17,176
                                                  ==============================
Net income allocated to limited partners            $  132,865    $  154,586
                                                  ==============================
Net income  allocated to limited  partners
   per limited  partnership  unit outstanding       $     3.69    $     4.30
                                                  ==============================
Limited partnership units outstanding                   35,977        35,977
                                                  ==============================

See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

              Condensed Consolidated Statement of Partners' Capital

                        Three months ended March 31, 2002
                                   (Unaudited)



                                         Partners' Capital Accounts
                             ---------------------------------------------------
                                  General           Limited
                                  Partners          Partners          Total
                             ---------------------------------------------------

Balance at January 1, 2002        $393,771        $10,102,900      $10,496,671
Net income                          14,763            132,865          147,628
                             ---------------------------------------------------
Balance at March 31, 2002         $408,534        $10,235,765      $10,644,299
                             ===================================================


See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                      2002           2001
                                                                                -------------------------------

Cash flows from operating activities
Net income                                                                            $147,628        $171,762
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                      149,620         141,691
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                                   2,132          (6,152)
         (Increase) decrease in prepaid expenses                                       (13,408)        (12,578)
       Decrease in accounts payable and accrued expenses                              (149,589)        (88,793)
       Increase (decrease) in deferred income and prepaid rent                          17,026              (9)
       Decrease in tenants' security deposits                                           (9,531)         (1,002)
                                                                                -------------------------------
Net cash flows provided by operating activities                                        143,878         204,919

Cash flows from investing activities
Additions to investment in real estate                                                 (92,851)        (39,500)
                                                                                -------------------------------
Cash flows used in investing activities                                                (92,851)        (39,500)

Cash flows from financing activities
Distributions                                                                           -             (554,929)
                                                                                -------------------------------
Cash flows used in financing activities                                                 -             (554,929)
                                                                                -------------------------------
Net decrease in cash and cash equivalents                                               51,027        (389,510)
Cash and cash equivalents, beginning of period                                         301,355         607,616
                                                                                -------------------------------
Cash and cash equivalents, end of period                                              $352,382        $218,106
                                                                                ===============================

See accompanying notes.

                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. Interim Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements are the representation of the General Partners and reflect all adjustments that are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the Chrisken Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2001.

2. Segment Information

                                            Three Months Ended
                                March 31, 2002              March 31, 2001
                            ----------------------------------------------------
                            Residential      Self      Residential       Self
                             Apartment     Storage      Apartment       Storage
                              Complex      Facility      Complex       Facility
                            ----------------------------------------------------

Property operating revenues $  427,007   $  287,578     $  409,303    $  326,883
Operating income                94,266       72,005         88,528        91,271
Total assets                 6,489,865    4,589,128      6,242,830     4,495,105











                     Chrisken Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



2. Segment information (continued)

A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                        Three Months Ended
                                                             March 31
                                                        2002          2001
                                                    ----------------------------

Total operating income for reportable segments          $166,271      $179,799
General and administrative expense                       (19,254)      (17,670)
Interest income                                              611         9,633
                                                    ----------------------------
Net income                                              $147,628      $171,762
                                                    ============================

3. Subsequent Event

In April 2002 the Partnership paid distributions to Limited Partners totaling $181,306. Historically this distribution would have been paid during the three months ended March 31, 2002. Distributions paid during the three months ended March 31, 2001, to the Limited Partners and General Partners totaled $415,064 and $139,865, respectively.


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

Liquidity and Capital Resources

The Partnership had cash and cash equivalents of $352,382 and $301,355 as of March 31, 2002, and December 31, 2001, respectively. The increase in cash and cash equivalents is primarily due to first quarter net operating income before depreciation expense, increased deferred income and the deferral of Limited Partner distributions historically paid in the first quarter, partially offset by decreased accounts payable and accrued real estate taxes. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 2002, and December 31, 2001), as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

     On February 16, 2002, CMG Partners L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $290 per Unit. The offer expires on May 31, 2002. The Partnership's records indicate that as of May 10, 2002, 120 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C.

     In the first quarter of 2002, MacKenzie Patterson, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 1,200, or approximately 3.34%, of the outstanding Limited Partnership Units of the Partnership at $280 per Unit. The MacKenzie Patterson, Inc. offer expired on May 15, 2002. The Partnership's records indicate that as of May 10, 2002, no
Limited Partnership Units were sold by Limited Partners to the MacKenzie Patterson, Inc.

     In the first quarter of 2002, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, acquired 85 Limited Partnership Units as the result of a previous unsolicited tender offer to the Partnership's Limited Partners.

     Management believes that the Limited Partnership Unit sales to CMG Partners L.L.C., McDowell Foods, Inc., or MacKenzie Patterson, Inc., if any, will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Limited Partnership Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     In 2001, at Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. Completion of the plan also is subject to approval and issuance of a building permit by the City of Chicago Building Department. Although the Partnership has applied for the necessary approval and building permit, as of May 10, 2002, the City of Chicago had not yet issued them. The Managing General Partner does not expect the cost of this project to exceed $259,000.

     In 2001, the Partnership agreed with the City of Chicago that it would complete repairs and tuckpointing with respect to the exterior walls at Gold Coast Storage property. Such work began in 2001 and must be completed by November 2002. The cost for the completion of this project is not expected to exceed $87,000.

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

     In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of May 10, 2002, the structural engineer had completed an examination of 111 of the 199 apartments units and will continue to perform testing on the remaining apartment units as residents vacate those units. Based on the structural engineer's reports, the Managing General Partner believes that the remediation costs at Springdale Apartments can be funded out of the Partnership's cash flow. However, if further examination reveals that more extensive defects requiring remedial repairs exist with respect to the remaining units, it could have a material adverse impact on the Partnership's financial condition.

     In 2001 the Specified Properties undertook structural enhancements and repairs that the Managing General Partner deemed necessary and advisable, which resulted in 2001 major expenditures to exceed expenditures for such items during the few years preceding 2001. Based in part on the Managing General Partner's review of 2002 proposed operating budgets for the Specified Properties, this level of expenditure for major repairs and improvements is expected to continue in 2002. It is anticipated that all such expenditures can be made from cash flow. The Managing General Partner anticipates that substantial major repairs and improvement expenditures will be required in future near term fiscal periods due primarily to competitive market conditions. The level of future distributions to the Limited Partners is dependent on the overall performance of the Specified Properties, including capital expenditures and repairs.


Results of Operations

     Occupancy at the Springdale Apartments was 92% at March 31, 2002, 94.5% at December 31, 2001, and 93% at March 31, 2001. Rental revenue increased during the three months ended March 31, 2002, as compared to the same period one year earlier, due primarily to a $11,745 increase in rental rates, a $6,150 decrease in rent concessions and a $4,321 decrease in vacancy loss, partially offset by a $4,145 increase in employee unit expense. The General Partners believe that occupancy at Springdale Apartments will remain between 91 - 95% for the remainder of 2002.

     Occupancy at Gold Coast Storage was 74.8% at March 31, 2002, 85% at December 31, 2001, and 88.3% at March 31, 2001. Rental revenue decreased during the three months ended March 31, 2002, as compared to the same period one year earlier, due primarily to a $38,822 increase in vacancy loss and a $1,500 decrease in parking income, partially offset by a $7,138 increase in rental rates. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2002 due to lower occupancy resulting primarily from overall weakened economic conditions and an increased number of storage facilities in the immediate area. The General Partners believe that occupancy at Gold Coast will remain between 73 - 78% for the remainder of 2002.

     Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages and rental rates. There can be no assurance, however, that increases will occur.

     Total revenue of $425,007 for Springdale Apartments for the three months ended March 31, 2002, increased approximately 3.8% from total revenue of $409,303 for the three months ended March 31, 2001. The increase in revenue resulted primarily from increased rental rates and decreased vacancy loss, as mentioned above. Total revenue of $287,578 for Gold Coast Storage for the three months ended March 31, 2002, decreased by approximately 12% from total revenue of $326,883 for the three months ended March 31, 2001. The decrease in revenue resulted primarily from increased vacancy loss, partially offset by increased rental rates, as mentioned above and an $8,299 decrease in sundry income. Overall total revenue of $712,585 for the Specified Properties for the three months ended March 31, 2002, decreased by approximately 3.2% from the total revenue of $736,186 for the three months ended March 31, 2001, due to the factors detailed above.

     Expenses for the three months ended March 31, 2002, attributable to Springdale Apartments of $330,741 were approximately 3.1% higher than expenses for the three months ended March 31, 2001, of $320,775, due to higher repairs and maintenance, depreciation and general and administrative expenses, partially offset by decreased advertising and marketing and property operating expenses. Repairs and maintenance is higher due to the following increases in expense: structural repairs and supplies, $10,281, and electrical supplies and repairs, $1,801, partially offset by a $7,678 decrease in grounds supplies and maintenance. Grounds maintenance decreased primarily due to decreased snow plowing expense. Depreciation expense increased from $90,352 in 2001 to $97,664 in 2002 due to fixed asset additions. General and administrative expenses are higher due to the following increases in expense: bad debt expense, $4,477, property insurance, $7,876, and miscellaneous expense $3,930. Advertising and marketing expense decreased primarily due to model unit and office decorating expenses of $2,360 paid in 2001. Property operating expenses are lower due to a $22,583 decrease in gas and fuel expense, partially offset by a $5,459 increase in painting and decorating expense and a $2,500 non-recoverable insurance loss. Gas and fuel expense decreased due to a reduction in rates and decreased usage. Painting and decorating increased primarily due to expenses incurred in 2002 related to the painting of common hallways. Management fee expense in 2002 is comparable to 2001 expense.

     Expenses for the three months ended March 31, 2002, attributable to Gold Coast Storage of $215,573 were approximately 8.5% lower than expenses for the three months ended March 31, 2001, of $235,612, due to lower property operating, repair and maintenance, and advertising expenses, partially offset by increased general and administrative expenses. Property operating expenses decreased in 2002 primarily due to an $11,466 reduction in gas and fuel costs. Gas and fuel expense decreased due to a reduction in rates and decreased usage. Repair and maintenance decreased due to the following decreases in expense: grounds maintenance and supplies, $2,440, electrical repairs and supplies, $3,223, and heating, ventilation and air conditioning, $7,076. Heating, ventilation and air conditioning expense was higher in 2001 due to boiler replacement costs of $6,820. Depreciation expense in 2002 is comparable to 2001 expense. General and administrative expenses during 2002 are higher than 2001, due to the following increases in expense: bad debt expense, $4,695, property insurance, $7,185, and office and administrative salaries, $1,875, partially offset by the following decreases in expense: legal and eviction fees, $1,566, and professional fees, $1,813. Management fee expense is lower in 2002, compared to 2001 expense, due to reduced income.

     Overall expenses incurred by the Specified Properties for the three months ended March 31, 2002, of $546,315 were approximately 1.8% lower than the three months ended March 31, 2001, of $556,387, primarily due to the factors detailed above. Management anticipates that operational expenses in 2002, excluding utilities, will be similar to those experienced in 2001.

     Operating income for the three months ended March 31, 2002, of $94,266 from Springdale Apartments increased 6.5%, as compared to the three months ended March 31, 2001, of $88,528, primarily due to increased revenue, lower property operating and advertising and marketing expense, partially offset by increased repairs and maintenance, general and administrative and depreciation expense. Operating income for the three months ended March 31, 2002, of $72,005 from Gold Coast Storage decreased 21.1%, as compared to net income for the three months ended March 31, 2001, of $91,271, due to decreased revenue and higher general and administrative expenses partially offset by decreased property operating, repairs and maintenance and advertising expense.

     Interest income earned by the Partnership for the three months ended March 31, 2002, of $611 is 93.7% lower than the $9,633 earned during the three months ended one year earlier. Interest income earned on excess cash held by Springdale Apartments was $1,026 in 2002, as compared to $1,588 in 2001. Interest income deceased due to a reduction in cash available for investment and an approximate 3% reduction in interest rates. Administrative expenses incurred by the Partnership for the three months ended March 31, 2002, of $19,254 increased by approximately 9% from the three months ended one year earlier of $17,670, primarily due to increased office and administrative expense and accounting and tax service fees.

     Overall net income for the Specified Properties for the three months ended March 31, 2002 of $147,628 decreased 14.1%, as compared to the three months ended March 31, 2001, of $171,762, primarily due to decreased revenue partially offset by decreased expenses as discussed above.

     Net cash flows provided by operations for the three months ended March 31, 2002, was $143,878 compared to net cash flows provided by operations of $204,919 for the three months ended March 31, 2001. The decrease was primarily the result of decreased net income before depreciation expense, reductions in resident security deposits and accounts payable and accrued expenses, partially offset by an increase in deferred income. Investment in real estate at the Specified Properties increased by $92,851 for the three months ended March 31, 2002, compared to an increase of $39,500 for the same period one year ago. Additions to investment in real estate at Springdale Apartments during the first quarter of 2002 included the renovation of three apartments, landscape enhancements and continued carpet and appliance replacement. Additions to investment in real estate at Gold Coast Storage during the first quarter of 2002 included the replacement of the first floor roof. In April 2002 the Partnership paid distributions to the Limited Partners totaling $181,306. Historically this distribution would have been paid during the three months ended March 31, 2002. Distributions to Limited Partners during the three months ended March 31, 2001 totaled $415,064. The decrease in distributions in 2002, as compared to the same period one year ago, is due to overall Partnership results during 2001 as compared to 2000 and the continued funding of ongoing capital improvements for the Specified Properties which were initiated in 2001. The General Partners anticipate that the level of additional 2002 quarterly distributions to Limited Partners is dependent on overall Property performance. There were no distributions to General Partners during the three months ended March 31, 2002. Distributions to General Partners during the three months ended March 31, 2001 totaled $139,865. In accordance with the Partnership Agreement, the General Partners were entitled to such distribution because the Limited Partners received a 7% noncumulative, noncompounded preferred return for the 2000 fiscal year. As discussed in "-Liquidity and Capital Resources" above, the Managing General Partner reviewed proposed 2002 budgets that included significant proposed expenditures for major repairs and improvements at the Specified Properties. Although the Managing General Partner does not intend to proceed with certain proposed optional expenditures at the Specified Properties, the Managing General Partner has proceeded with the proposed major repairs and improvements that were deemed necessary. The Managing General Partner anticipates that 2002 expenditures on such items will be higher than in years prior to 2001 as the work continues in 2002. As discussed above, the level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements. While the General Partners hope to increase net income generated by the Specified Properties in 2002 as compared to 2001 by increasing occupancy and rental rates, current economic conditions generally may limit their ability to do so. The General Partners believe that current economic conditions continue to have a negative effect on the multifamily housing markets in part because decreased home mortgage rates that have encouraged first time home purchases. Although a recent report issued by Fannie Mae indicates that mortgage rates are expected to rise in 2002, the Managing General Partner cannot predict how or when such increases will impact demand for apartment properties like those at the Springdale Apartments or demand for storage. Additionally, as indicated above, the Partnership will continue with major repairs and improvements during 2002, which likely will exceed those incurred in 2000 and 2001. Therefore, the Managing General Partner believes that aggregate distributions for 2002 will be less than aggregate distributions for 2001.

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






                   (Balance of page intentionally left blank)

                                     PART II

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (a Delaware Limited Partnership)


Item 1. Legal Proceedings.


     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, LLC, the Partnership's management agent, sued CRT, CRT's three independent trustees, and John F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General Partners are parties to that litigation. In that litigation, which is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Mr. Marten made allegations regarding the services provided by the trustees, including Mr. Kennedy, and sought, among other things, an injunction prohibiting CRT from terminating Mr. Marten as an officer or trustee of CRT. Although Mr. Marten's request for injunctive relief was unsuccessful, and he was subsequently removed as an officer and trustee by the CRT board of trustees, the litigation against CRT and its trustees is ongoing.


Items 2 through 5 are omitted because of the absence of conditions under which they are required.


Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               None

          (B)  Reports on Form 8 - K.

               No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

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


                           ChrisKen Partners Cash Income Fund L.P.
                                        (Registrant)


                           By:      ChrisKen Income Properties
                                    Inc., Managing General
                                    Partner


Date:  May 16, 2002                  By:    /s/John F. Kennedy
                                            -------------------------
                                            John F. Kennedy
                                            Director and President