Form 10QSB
period 2002-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2002-08-14
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       [X]                    QUARTERLY REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 2002

       [ ]                    TRANSITION REPORT UNDER SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________  to ____________________


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

                    CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                          Page
                                                                          ----
PART I            Financial Information
                  ---------------------

     Item 1.  Condensed Consolidated Financial Statements (UNAUDITED)
                   Condensed Consolidated Balance Sheet at
                   June 30, 2002                                            2

                   Condensed Consolidated Statements of Income
                   for the Three and Six Months Ended
                   June 30, 2002 and 2001                                   3

                   Condensed Consolidated Statement of Partners'
                   Capital for the Six Months Ended
                   June 30, 2002                                            4

                   Condensed Consolidated Statements of Cash Flows for
                   the Six Months Ended June 30, 2002
                   and 2001                                                 5

                   Notes to Condensed Consolidated Financial Statements     6

     Item 2.  Management's Discussion and Analysis or
                       Plan of Operation                                    7

PART II.          Other Information
                  -----------------

         Item 1.  Legal Proceedings                                        13

         Item 2.  Changes in Securities                                    13

         Item 3.  Defaults Upon Senior Securities                          13

         Item 4.  Submissions of Matters to a Vote of
                           Security Holders                                13

         Item 5.  Other Information                                        13

         Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURE                                                                  14

                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                      Condensed Consolidated Balance Sheet

                                  June 30, 2002
                                   (UNAUDITED)

ASSETS
Cash and cash equivalents                                $     256,784
Restricted cash                                                377,320
Accounts receivable                                             49,254
Prepaid expenses                                                39,660
                                                        --------------
                                                               723,018
Investment in real estate, at cost:
   Land                                                      2,418,630
   Buildings and improvements                               11,219,895
   Personal property                                           710,159
                                                        --------------
                                                            14,348,684
   Accumulated depreciation                                 (4,046,016)
                                                        --------------
                                                            10,302,668

                                                        --------------
Total assets                                               $11,025,686
                                                        ==============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                        $       99,916
Tenants' security deposits                                     102,468
Deferred income and prepaid rent                               160,732
Accrued real estate taxes                                      225,667
                                                        --------------
Total liabilities                                              588,783

Partners' capital, 35,977 limited partnership
   units issued and outstanding
                                                            10,436,903
                                                        --------------
Total liabilities and partners' capital                    $11,025,686
                                                        ==============

SEE ACCOMPANYING NOTES.



                                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                                        (A DELAWARE LIMITED PARTNERSHIP)


                                  Condensed Consolidated Statements of Income
                                                  (UNAUDITED)



                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30                         JUNE 30
                                                        2002            2001            2002            2001
                                                  -----------------------------------------------------------------

REVENUE
Rental                                               $   677,751      $  714,128       $1,365,583     $1,413,108
Interest                                                     948           4,871            2,586         16,093
Other                                                     29,368          31,299           53,094         66,916
                                                  ----------------------------------------------------------------
Total revenue                                            708,067         750,298        1,421,263      1,496,117

EXPENSES
Property operations                                      153,964         149,453          319,346        347,608
Depreciation                                             154,529         141,701          304,149        283,391
General and administrative                               254,169         243,016          465,855        435,098
Management fees - Affiliate                               38,470          40,770           77,350         82,900
                                                  -----------------------------------------------------------------
Total expenses                                           601,132         574,940        1,166,700      1,148,997
                                                  -----------------------------------------------------------------
Net income                                           $   106,935     $   175,358       $  254,563     $  347,120
                                                  =================================================================
Net income allocated to general partners             $    10,694     $    17,536       $   25,456     $   34,712
                                                  =================================================================
Net income allocated to limited partners             $    96,241     $   157,822       $  229,107     $  312,408
                                                  =================================================================
Net income allocated to limited partners per
   limited partnership unit outstanding              $      2.68     $      4.39       $     6.37     $     8.68
                                                  =================================================================
Limited partnership units outstanding                     35,977          35,977           35,977         35,977
                                                  =================================================================

SEE ACCOMPANYING NOTES.


                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


              Condensed Consolidated Statement of Partners' Capital

                         Six months ended June 30, 2002
                                   (UNAUDITED)


                                           PARTNERS' CAPITAL ACCOUNTS
                            ---------------------------------------------------

                            GENERAL PARTNERS    LIMITED PARTNERS      TOTAL
                            ---------------------------------------------------

Balance at January 1, 2002         $393,771       $10,102,900      $10,496,671
Distributions (A)                         0          (314,331)        (314,331)
Net income                           25,456           229,107          254,563
                            ---------------------------------------------------
Balance at June 30, 2002           $419,227       $10,017,676      $10,436,903
                            ===================================================

(A) Summary of 2002 quarterly cash distributions paid per limited partnership unit:

First quarter                   $0.00
Second quarter                $  8.74

SEE ACCOMPANYING NOTES.



                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)



                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                      2002           2001
                                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                            $254,563         $347,120
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                      304,149         283,391
     Net changes in operating assets and liabilities:
       Decrease (Increase) in accounts receivable                                        4,133          13,773
         (Increase) Decrease in prepaid expenses                                        11,822         (10,414)
       Decrease in accounts payable and accrued expenses                              (144,791)        (57,878)
       Increase (Decrease) in deferred income and prepaid rent                          12,236          23,414
       Increase (Decrease) in tenants' security deposits                                (4,691)            452
                                                                                --------------------------------
Net cash flows provided by operating activities                                        437,421         486,871

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                (167,661)        (79,612)
                                                                                --------------------------------
Cash flows used in investing activities                                               (167,661)        (79,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                             (314,331)       (554,929)
                                                                                --------------------------------
Cash flows used in financing activities                                               (314,331)       (554,929)
                                                                                --------------------------------
Net decrease in cash and cash equivalents                                              (44,571)       (147,670)
Cash and cash equivalents, beginning of period                                         301,355         607,616
                                                                                --------------------------------
Cash and cash equivalents, end of period                                              $256,784        $459,946
                                                                                ================================

SEE ACCOMPANYING NOTES.


                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

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

2.  SEGMENT INFORMATION

                                           THREE MONTHS ENDED JUNE 30,
                                     2002                              2001
                            ----------------------------------------------------
                            RESIDENTIAL      SELF        RESIDENTIAL      SELF
                            APARTMENT       STORAGE      APARTMENT      STORAGE
                             COMPLEX       FACILITY       COMPLEX       FACILITY
                            ----------------------------------------------------

Property operating revenues$  440,088   $  265,620      $  424,636    $  321,726
Operating income               98,165       34,547         126,535        80,493
Total assets                6,257,416    4,480,934       6,378,331     4,622,244




                                             SIX MONTHS ENDED JUNE 30,
                                     2002                              2001
                            ----------------------------------------------------
                            RESIDENTIAL      SELF        RESIDENTIAL      SELF
                            APARTMENT       STORAGE      APARTMENT      STORAGE
                             COMPLEX       FACILITY       COMPLEX       FACILITY
                            ----------------------------------------------------


Property operating revenues $ 867,095     $553,198        $833,939      $648,609
Net income                    192,431      106,552         215,063       171,764


2.  SEGMENT INFORMATION (CONTINUED)

A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30                     JUNE 30
                                               ------------------------ -------------------------
                                                   2002          2001          2002          2001
                                                   ----          ----          ----          ----

Total operating income for reportable segments  $132,712      $207,028      $298,983     $386,827
General and administrative expense               (26,136)      (35,605)      (45,390)     (53,275)
Interest income                                      359         3,935           970       13,568
                                               ------------------------ -------------------------
Net income                                      $106,935      $175,358      $254,563     $347,120
                                               ======================== =========================



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

Liquidity and Capital Resources
-------------------------------

     The Partnership had cash and cash equivalents of $256,784 and $301,355 as of June 30, 2002, and December 31, 2001, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate and other assets, and reductions in accrued real estate taxes and accounts payable and other liabilities, partially offset by a decrease in prepaid expenses and an increase in deferred rental income. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 2002, and December 31, 2001) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

     On February 16, 2002, CMG Partners L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $290 per Unit. The offer expired on May 31, 2002. The Partnership's records indicate that as of July 31, 2002, 200 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C.

     In the first quarter of 2002, MacKenzie Patterson, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 1,200, or approximately 3.34%, of the outstanding Limited Partnership Units of the Partnership at $280 per Unit. The MacKenzie Patterson, Inc. offer expired on March 15, 2002. The Partnership's records indicate that as of July 31, 2002,
69.2 Limited Partnership Units were sold by Limited Partners to MacKenzie Patterson, Inc.

     In the first quarter of 2002, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, acquired 85 Limited Partnership Units as the result of a previous unsolicited tender offer to the Partnership's Limited Partners.

     Management believes that the Unit sales to CMG Partners, L.L.C., MacKenzie Patterson, Inc., and McDowell Foods, Inc. will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Limited Partnership Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     In 2001, at Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. The Partnership has received the necessary approval and building permit from the City of Chicago Building Department. Work on this project is expected to begin in the third quarter. The Managing General Partner does not expect the cost of this project to exceed $259,000.

     In 2001, the Partnership agreed with the City of Chicago that it would complete repairs and tuckpointing with respect to the exterior walls at Gold Coast Storage property. Such work began in 2001 and must be completed by November 2002. Work performed in 2001, for a total cost of $192,067, was funded from 2001 operations. Work to complete this project will resume in the third quarter 2002. The cost for the completion of this project is not expected to exceed $79,000. No expenditures related to this project are reflected in the June 30, 2002 financial statements.

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

     In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of July 31, 2002, the structural engineer had completed an examination of 112 of the 199 apartments units and will continue to perform testing on the remaining apartment units as residents vacate those units. Based on the structural engineer's reports, the Managing General Partner believes that the remediation costs at Springdale Apartments can be funded out of the Partnership's cash flow. However, if further examination reveals that more extensive defects requiring remedial repairs exist with respect to the remaining units, it could have a material adverse impact on the Partnership's financial condition.

     In 2001 the Specified Properties undertook structural enhancements and repairs that the Managing General Partner deemed necessary and advisable, which resulted in 2001 major expenditures to exceed expenditures for such items for the few years preceding 2001. Based in part on the Managing General Partner's review of 2002 proposed operating budgets for the Specified Properties, this level of expenditure for major repairs and improvements is expected to continue in 2002. It is anticipated that all such expenditures can be made from cash flow. The Managing General Partner anticipates that substantial major repairs and improvement expenditures will be required in future near term fiscal periods due primarily to competitive market conditions. The level of future distributions to the Limited Partners is dependent on the overall performance of the Specified Properties, including capital expenditures and repairs.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including sales of the Properties. The Managing General Partner has engaged third party real estate firms to review the feasibility of converting the Springdale Apartments to condominiums through the sale of the individual apartment units rather than selling the property as an apartment community. Preliminary reports by such third party real estate firms indicate that a conversion could generate revenues in excess of those that could be achieved on a sale of the Springdale Apartments as an apartment community. The Managing General Partner has commissioned a more thorough feasibility report. If the Managing General Partner determines that condominiumization of the Springdale Apartments is advisable, a vote of the Limited Partners will be solicited.

Results of Operations
---------------------

     Occupancy at the Springdale Apartments was 97% at June 30, 2002, 94.5% at December 31, 2001, and 95% at June 30, 2001. Rental revenue increased during the six months ended June 30, 2002, as compared to the same period one year earlier, due to a $26,285 increase in rental rates and a $15,588 decrease in vacancy loss, partially offset by a $9,875 increase in employee unit expense. The General Partners believe that occupancy at Springdale Apartments will remain between 92 - 97% for the remainder of 2002.

     Occupancy at Gold Coast Storage was 73.5% at June 30, 2002, 85% at December 31, 2001, and 87% at June 30, 2001. Rental revenue decreased during the six months ended June 30, 2002, as compared to the same period one year earlier, primarily due to a $88,953 increase in vacancy loss, partially offset by a $10,772 increase in rental rates. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2002 due to lower occupancy resulting primarily from overall weakened economic conditions and increased competition. The General Partners believe that occupancy at Gold Coast will remain between 73 - 78% for the remainder of 2002.

     Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. There can be no assurance, however, that increases will occur.

     Total revenue of $867,095 for Springdale Apartments for the six months ended June 30, 2002, increased approximately 4% from rental revenue of $833,939 for the six months ended June 30, 2001. The increase in revenue resulted primarily from increased rental rates and decreased vacancy partially offset by increased employee units, as mentioned above. Total revenue at Gold Coast Storage decreased by approximately 14.7% from $648,609 for the six months ended June 30, 2001, to $553,198 for the six months ended June 30, 2002, due to a net decrease in rental revenue of approximately 13.1% and a $15,572 decrease in sundry income. Overall total revenue for the Specified Properties for the six months ended June 30, 2002, of $1,420,293 decreased by 4.2% from the total revenue of $1,482,548 for the six months ended June 30, 2001, due to the factors detailed above.

     Expenses for the six months ended June 30, 2002, attributable to Springdale Apartments of $674,664 were approximately 9% higher than expenses for the six months ended June 30, 2001, of $618,877, due to higher repair and maintenance, depreciation, and general and administrative expenses, partially offset by decreased property operating expenses. Repair and maintenance expenses are higher due to the following increases in expense: painting and decorating, $4,165, and structural repairs and supplies, $12,362, partially offset by a $5,970 decrease in grounds maintenance and supplies. Depreciation expense is higher in 2002 due to fixed asset additions. General and administrative expenses are higher due to the following increases in expense: data processing, $2,765, bad debt expense, $4,465, property insurance expense, $15,751, and professional fees, $3,794, partially offset by a $2,097 decrease in legal and eviction fees. Property operating expenses are lower due to the following decreases in expense: gas and fuel, $27,322, and carpeting, $2,874, partially offset by the following increases in expense: electricity, $4,554, water and sewer, $5,393, painting and decorating, $8,777 and a $2,500 non-recoverable insurance loss. Electricity and water and sewer expense increased due to rate increases. Gas and fuel expense decreased due to a reduction in rates and decreased usage. Painting and decorating increased primarily due to expenses incurred in 2002 related to the painting of common hallways. Management fee expense in 2002 is comparable to 2001 expense.

     Expenses attributable to Gold Coast Storage for the six months ended June 30, 2002, of $446,646 are 6.3% lower compared to expenses for the six months ended June 30, 2001, of $476,845 due to lower property operations, and repairs and maintenance, partially offset by higher depreciation and general and administrative expenses. Property operating expenses are lower in 2002, as compared to the first six months of 2001, due to a $5,060 decrease in gas and fuel, partially offset by a $1,529 increase in electricity. Gas and fuel decreased due to a reduction in rates and decreased usage. Repairs and maintenance are lower in 2002 due to the following decreases in expenses: janitorial supplies and contracts, $1,920, grounds maintenance and supplies, $2,209, and structural repairs, $16,544. Structural repairs are lower due primarily to the timing of work performed. Depreciation expense for the six months ended June 30, 2002 is comparable with that of the six months ended June 30, 2001. General and administrative expenses during 2002 are higher than 2001, due to the following increases in expense: Property insurance, $14,370, and professional fees, $9,111, partially offset by a $10,308 decrease in bad debt expense. Management fees are lower due to reduced income.

     Overall expenses incurred by the Specified Properties for the six months ended June 30, 2002, of $1,121,310 increased approximately 2.3% from the six months ended June 30, 2001, of $1,095,721 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that operational expenses in 2002 will be higher than to those experienced in 2001 due to factors such as higher property insurance expense at the Specified Properties and structural repairs at Gold Coast.

     Operating income for the six months ended June 30, 2002, of $192,431 from Springdale Apartments decreased 10.5% from the six months ended June 30, 2001, of $215,063 due to increased repair and maintenance expenses and general and administrative expenses partially offset by increased revenue and decreased property operating expenses. Operating income for the six months ended June 30, 2002, of $106,552 from Gold Coast Storage decreased 38% as compared to net income for the six months ended June 30, 2001, of $171,764 due to increased general and administrative expenses and decreased rental revenue, partially offset by lower repair and maintenance and property operating expenses.

     Interest income earned by the Partnership for the six months ended June 30, 2002, of $970 decreased from $13,568 earned for the six months ended one year earlier as a result of lower interest rates and lower cash balances. Interest income earned on excess cash held by Springdale Apartments was $1,616 in 2002, as compared to $2,524 in 2001. Administrative expenses incurred by the Partnership for the six months ended June 30, 2002, of $45,391 decreased by approximately 14.8% from the six months ended one year earlier of $53,275, primarily due to decreased accounting and tax service fees and administrative expense, partially offset by increased professional fees.

     Overall net income for the six months ended June 30, 2002, of $254,563 decreased 26.7% from the six months ended June 30, 2001, of $347,120 due to increased expenses and decreased rental revenue as discussed above.

     Net cash flows provided by operations for the six months ended June 30, 2002, was $437,421 compared to net cash flows provided by operations of $486,871 for the six months ended June 30, 2001. The decrease was primarily the result of decreased net income before depreciation expense, a reduction in accounts payable and other liabilities and accrued real estate taxes, partially offset by a reduction in other assets. Investment in real estate at the Specified Properties increased by $167,661 for the six months ended June 30, 2002, compared to an increase of $79,612 for the same period one year ago. Additions to investment in real estate at Springdale Apartments for the six months ended June 30, 2002, included the renovation of four apartments, landscape enhancements and continued carpet, air conditioner and appliance replacement. Additions to investment in real estate at Gold Coast Storage for the six months ended June 30, 2002 included the replacement of the first floor roof. Distributions to Limited Partners during the six months ended June 30, 2002 totaled $314,331 compared to distributions of $415,064 during the six months ended June 30, 2001. The decrease in distributions in 2002, as compared to the same period one year ago, is due to overall Partnership results during 2001 as compared to 2000 and the continued funding of ongoing capital improvements for the Specified Properties which were initiated in 2001. The General Partners anticipate that the level of additional 2002 quarterly distributions to Limited Partners is dependent on overall Property performance. There were no distributions to General Partners during the six months ended June 30, 2002.
Distributions to General Partners during the six months ended June 30, 2001 totaled $139,865. In accordance with the Partnership Agreement, the General Partners were entitled to such distribution in for the six months ended 2001 because the Limited Partners received a 7% noncumulative, noncompounded preferred return for the 2000 fiscal year. As discussed in "Liquidity and Capital Resources" above, the Managing General Partner reviewed proposed 2002 budgets that included significant proposed expenditures for major repairs and improvements at the Specified Properties. Although the Managing General Partner does not intend to proceed with certain proposed optional expenditures at the Specified Properties, the Managing General Partner has proceeded with the proposed major repairs and improvements that were deemed necessary. The Managing General Partner anticipates that 2002 expenditures on such items will be higher than in years prior to 2001 as the work continues in 2002. As discussed above, the level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements. While the General Partners hope to increase net income generated by the Specified Properties in 2002 as compared to 2001 by increasing occupancy and rental rates, current economic conditions generally may limit their ability to do so. As indicated above, the Partnership will continue with major repairs and improvements during 2002, which likely will exceed those incurred in 2000 and 2001. Therefore, the Managing General Partner believes that aggregate distributions during 2002 will be less than aggregate distributions during 2001.

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

                                     PART II

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


     Item 1. Legal Proceedings.

     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, LLC, the Partnership's management agent, sued CRT, CRT's three independent trustees, John
F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General Partners are parties to that litigation. The litigation is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.


     Items 2 through 5 are omitted because of the absence of conditions under which they are required.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                           99.1 Certification of CEO pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                           99.2 Certification of CFO pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (B)      Reports on Form 8 - K.

                           No Reports on Form 8-K were filed during the quarter ended June 30, 2002.

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


                                    ChrisKen Partners Cash Income Fund L.P.
                                    ---------------------------------------
                                                  (Registrant)


                                        By:      ChrisKen Income Properties
                                                 Inc., Managing General
                                                 Partner


Date: August 14, 2002                   By:      /s/ John F. Kennedy
                                                 -------------------------
                                                 John F. Kennedy
                                                 Director and President