Form 10QSB
period 2002-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2002-11-15
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                   QUARTERLY REPORT UNDER SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

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


           Delaware                                       36-3521124
---------------------------------              ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


345 North Canal Street, Chicago, Illinois      60606
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

                     ChrisKen Partner Cash Income Fund L.P.

                                      INDEX

                                                                            Page
                                                                            ----
PART I Financial Information
       ---------------------

     Item 1. Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet at September 30, 2002          2

          Condensed  Consolidated  Statements  of Income  for the Three
          and Nine Months Ended September 30, 2002 and 2001                   3

          Condensed  Consolidated  Statement of  Partners'  Capital for
          the Nine Months Ended September 30, 2002                            4

          Condensed  Consolidated  Statements  of Cash Flows for the Nine
          Months Ended September 30, 2002 and 2001                            5

          Notes to Condensed Consolidated Financial Statements                6

     Item 2. Management's Discussion and Analysis or Plan of Operation        8

     Item 3. Controls and Procedures                                         12

PART II. Other Information

     Item 1. Legal Proceedings                                               13

     Item 2. Changes in Securities                                           13

     Item 3. Defaults Upon Senior Securities                                 13

     Item 4. Submissions of Matters to a Vote of Security Holders            13

     Item 5. Other Information                                               13

     Item 6. Exhibits and Reports on Form 8-K                                13

SIGNATURE                                                                    14

CERTIFICATIONS                                                               15

                                     Part I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheet

                               September 30, 2002
                                   (Unaudited)



Assets
Cash and cash equivalents                                     $     583,827
Restricted cash                                                     377,320
Accounts receivable                                                  52,158
Prepaid expenses                                                     63,546
Other                                                                26,017
                                                           ------------------
                                                                  1,102,868
Investment in real estate, at cost:
   Land                                                           2,413,710
   Buildings and improvements                                    11,214,524
   Personal property                                                729,550
                                                           ------------------
                                                                 14,357,784
   Accumulated depreciation                                      (4,200,316)
                                                           ------------------
                                                                 10,157,468

                                                           ------------------
Total assets                                                    $11,260,336
                                                           ==================

Liabilities and partners' capital
Accounts payable                                            $       146,150
Tenants' security deposits                                           98,343
Deferred income and prepaid rent                                    148,027
Accrued real estate taxes                                           303,259
                                                           ------------------
Total liabilities                                                   695,779

Partners' capital, 35,977 limited partnership units
        issued and outstanding
                                                                 10,564,557
                                                           ------------------
Total liabilities and partners' capital                         $11,260,336
                                                           ==================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                         Three Months Ended               Nine Months Ended
                                                            September 30                    September 30
                                                        2002            2001            2002            2001
                                                  -----------------------------------------------------------------

Revenue
Rental                                               $   692,055     $   722,349       $2,057,638     $2,135,458
Interest                                                       -           4,927            2,586         21,019
Other                                                     27,086          26,313           80,181         93,229
                                                  -----------------------------------------------------------------
Total revenue                                            719,141         753,589        2,140,405      2,249,706

Expenses
Property operations                                      157,242         176,711          476,589        524,319
Depreciation                                             154,300         148,856          458,449        432,248
General and administrative                               241,749         243,370          708,120        675,943
Management fees - Affiliate                               37,680          38,247          115,030        121,147
                                                  -----------------------------------------------------------------
Total expenses                                           590,971         607,184        1,758,188      1,753,657
                                                  -----------------------------------------------------------------
Net income                                           $   128,170     $   146,405       $  382,217     $  496,049
                                                  =================================================================
Net income allocated to general partners             $    12,817     $    14,640       $   38,222     $   49,605
                                                  =================================================================
Net income allocated to limited partners             $   115,353     $   131,765       $  343,995     $  446,444
                                                  =================================================================
Net income allocated to limited partners per
   limited partnership unit outstanding              $     3.21      $     3.66        $    9.56      $   12.41
                                                  =================================================================
Limited partnership units outstanding                     35,977          35,977           35,977         35,977
                                                  =================================================================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

              Condensed Consolidated Statement of Partners' Capital

                      Nine months ended September 30, 2002
                                   (Unaudited)



                                            Partners' Capital Accounts
                               -------------------------------------------------
                                General Partners  Limited Partners
                                                                       Total
                               -------------------------------------------------

Balance at January 1, 2002         $ 393,771       $10,102,900      $10,496,671
Distributions (A)                          -          (314,331)        (314,331)
Net income                            38,222           343,995          382,217
                               -------------------------------------------------
Balance at September 30, 2002      $ 431,993       $10,132,564      $10,564,557
                               =================================================

(A) Summary of 2002 quarterly cash distributions paid per limited partnership unit:

First quarter                       $0.00
Second quarter                      $8.74
Third quarter                       $0.00

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30
                                                                                      2002           2001
                                                                                --------------------------------

Cash flows from operating activities
Net income                                                                          $ 382,217       $  496,049
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                     458,449          432,248
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                                  1,229            6,770
         (Increase) in prepaid expenses                                               (12,064)         (27,258)
         (Increase) in other assets                                                   (26,017)         (26,578)
       Increase (Decrease) in accounts payable and accrued expenses                   (20,965)          99,272
       Increase (Decrease) in deferred income and prepaid rent                           (469)          22,973
       Increase (Decrease) in tenants' security deposits                               (8,816)           6,241
                                                                                --------------------------------
Net cash flows provided by operating activities                                       773,564        1,009,717

Cash flows from investing activities
Additions to investment in real estate                                               (176,761)        (362,532)
                                                                                --------------------------------
Cash flows used in investing activities                                              (176,761)        (362,532)

Cash flows from financing activities
Distributions to partners                                                            (314,331)        (866,998)
                                                                                --------------------------------
Cash flows used in financing activities                                              (314,331)        (866,998)
                                                                                --------------------------------
Net increase (decrease) in cash and cash equivalents                                  282,472         (219,813)
Cash and cash equivalents, beginning of period                                        301,355          607,616
                                                                                --------------------------------
Cash and cash equivalents, end of period                                            $ 583,827       $  387,803
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

2. Segment Information


                                                                      Three months Ended September 30,
                                                                   2002                              2001
                                                        --------------------------------------------------------------
                                                         Residential       Self           Residential       Self
                                                          Apartment      Storage           Apartment       Storage
                                                           Complex       Facility           Complex       Facility
                                                        --------------------------------------------------------------
Property operating revenues                              $   450,876     $  268,266       $  437,242      $  312,479
Operating income                                              100,221        49,157          127,166          36,770
Total assets                                                6,155,392     4,376,886        6,472,069       4,550,120


                                                                       Nine months Ended September 30,
                                                                   2002                              2001
                                                        --------------------------------------------------------------
                                                         Residential       Self           Residential       Self
                                                          Apartment      Storage           Apartment       Storage
                                                           Complex       Facility           Complex       Facility
                                                        --------------------------------------------------------------

Property operating revenues                              $ 1,317,971     $  821,464       $1,271,182      $  961,088
Net income                                                   292,347        155,500          342,229         208,534



2. Segment information (continued)

A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                             Three Months Ended               Nine Months Ended
                                                                September 30                     September 30
                                                        -----------------------------     ---------------------------
                                                             2002          2001               2002          2001
                                                             ----          ----               ----          ----
Total operating income for reportable segments           $   149,378     $  163,936       $  447,847      $  550,763
General and administrative expense                           (21,208)       (21,398)         (66,600)        (72,150)
Interest income                                                    -          3,867              970          17,436
                                                        -----------------------------     ---------------------------
Net income                                               $   128,170     $  146,405       $  382,217      $  496,049
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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $583,827 and $301,355 as of September 30, 2002, and December 31, 2001, respectively. The increase in cash and cash equivalents is primarily due to decreased Limited Partner distributions, partially offset by increased prepaid expenses and other assets and decreased accounts payable and other accrued liabilities and deferred rental income. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 2002, and December 31, 2001) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage
(collectively the "Specified Properties") and the Managing General Partner believes the Reserve amount is adequate to satisfy cash requirement needs, when coupled with the reduction or suspension of distributions, as described below. The Specified Properties are not encumbered by mortgages.

     In the second quarter of 2002, CMG Partners L.L.C., which is not affiliated with the Partnership or its General Partners, submitted another unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $310 per Unit. The offer expired on October 15, 2002. The Partnership's records indicate that as of November 6, 2002, 455.77548 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In the first quarter of 2002, CMG Partners L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $290 per Unit. The offer expired on May 31, 2002. The Partnership's records indicate that as of November 6, 2002, 248.6 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In the third quarter of 2002, MacKenzie Patterson, Fund 16, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 900, or approximately 2.5%, of the outstanding Limited Partnership Units of the Partnership at $305 per Unit. The offer expired on August 15, 2002. The Partnership's records indicate that as of November 6, 2002, no Limited Partnership Units were sold by Limited Partners to MacKenzie Patterson, Fund 16, L.L.C. as a result of this offer.

     In the first quarter of 2002, MacKenzie Patterson, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 1,200, or approximately 3.34%, of the outstanding Limited Partnership Units of the Partnership at $280 per Unit. The MacKenzie Patterson, Inc. offer expired on March 15, 2002. The Partnership's records indicate that as of November 6, 2002,
79.2 Limited Partnership Units were sold by Limited Partners to MacKenzie Patterson, Inc. as a result of this offer.

     In the first quarter of 2002, McDowell Foods, Inc., which is not affiliated with the Partnership or its General Partners, acquired 85 Limited Partnership Units as the result of a previous unsolicited tender offer to the Partnership's Limited Partners.

     Management believes that the Unit sales to CMG Partners, L.L.C., MacKenzie Patterson, Inc., MacKenzie Patterson, Fund 16, L.L.C., and McDowell Foods, Inc. will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Limited Partnership Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     In 2001, at Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. The Partnership has received the necessary approval and building permit from the City of Chicago Building Department. Work on this project, originally expected to begin in the third quarter, is now expected to begin early in the first quarter of 2003. The Managing General Partner does not expect the cost of this project to exceed $259,000.

     In 2001, the Partnership agreed with the City of Chicago that it would complete repairs and tuck pointing with respect to the exterior walls at Gold Coast Storage property. Such work began in 2001 and was completed by November 2002 as required. Work performed in 2001, for a total cost of $192,067, was funded from 2001 operations. In performing the tuck pointing work, additional structural repair needs were identified for which the Partnership was given until year end to complete. The Partnership expects to complete the additional work by year-end. The total estimated cost for the completion of this project has increased from $79,000 to $156,700. No expenditures related to this project are reflected in the September 30, 2002 financial statements.

     In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of November 1, 2002, the structural engineer had completed an examination of 112 of the 199 apartments units and will continue to perform testing on the remaining apartment units as residents vacate those units. Based on the structural engineer's reports, the Managing General Partner believes that the remediation costs at Springdale Apartments can be funded out of the Partnership's cash flow. However, if further examination reveals that more extensive defects requiring remedial repairs exist with respect to the remaining units, it could have a material adverse impact on the Partnership's financial condition.

     In 2001 the Specified Properties undertook structural enhancements and repairs that the Managing General Partner deemed necessary and advisable, which resulted in 2001 major expenditures to exceed expenditures for such items for the few years preceding 2001. As discussed above, the increased level of expenditures for major repairs and improvements continues in 2002. It is anticipated that all such expenditures can be made from cash flow. The Managing General Partner anticipates that substantial major repairs and improvement expenditures will be required in future near term fiscal periods due to competitive market conditions and overall maintenance of the Specified Properties. The level of future distributions to the Limited Partners is dependent on the overall performance of the Specified Properties, including capital expenditures and repairs.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including sales of the Properties. The Managing General Partner has engaged third party real estate firms to review the feasibility of converting the Springdale Apartments to condominiums through the sale of the individual apartment units rather than selling the property as an apartment community. Preliminary reports by such third party real estate firms indicated that a conversion could generate revenues in excess of those that could be achieved on a sale of the Springdale Apartments as an apartment community. Based on the preliminary report, the Managing General Partner commissioned a more thorough feasibility report. If the Managing General Partner determines that condominiumization of the Springdale Apartments is advisable, a vote of the Limited Partners will be solicited.

RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 92% at September 30, 2002, 94.5% at December 31, 2001, and 94.5% at September 30, 2001. Rental revenue increased $46,921 during the nine months ended September 30, 2002, as compared to the same period one year earlier, due primarily to a $41,486 increase in rental rates and a $19,682 decrease in vacancy loss, partially offset by a $15,152 increase in employee unit expense. The General Partners believe that occupancy at Springdale Apartments will remain between 89 - 93% for the remainder of 2002.

     Occupancy at Gold Coast Storage was 78.6% at September 30, 2002, 85% at December 31, 2001, and 90.9% at September 30, 2001. Rental revenue decreased $124,741 during the nine months ended September 30, 2002, as compared to the same period one year earlier, due primarily to a $131,442 increase in vacancy loss, partially offset by a $11,934 increase in rental rates. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2002 due to lower occupancy resulting primarily from overall weakened economic conditions and increased competition. The General Partners believe that occupancy at Gold Coast will remain between 73 - 78% for the remainder of 2002.

     Management continues to aggressively market both the apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. There can be no assurance, however, that increases will occur.

     Rental and other revenue of $1,317,971 for Springdale Apartments for the nine months ended September 30, 2002, increased approximately 3.7% from rental and other revenue of $1,271,182 for the nine months ended September 30, 2001. The increase in revenue primarily resulted from increased rental rates and decreased vacancy loss, partially offset by increased employee unit expense, as mentioned above. Rental and other revenue at Gold Coast Storage of $821,464 for the nine months ended September 30, 2002 decreased 14.5% compared to revenue of $961,088 for the nine months ended September 30, 2001, due to a net decrease in rental rates of 13.7% and a $14,883 decrease in sundry income. Overall rental and other revenue of the Specified Properties for the nine months ended September 30, 2002, of $2,139,435 decreased by 4.2% from the nine months ended September 30, 2001, from $2,232,270 due to the factors detailed above.

     Expenses for the nine months ended September 30, 2002, attributable to Springdale Apartments of $1,025,624 were approximately 10.4% higher than expenses for the nine months ended September 30, 2001, of $928,953, due to higher repair and maintenance, general and administrative and depreciation expenses, partially offset by lower property operations and advertising expense. Repair and maintenance expenses are higher primarily due to a $36,226 increase in structural repairs and supplies, partially offset by a $7,604 decrease in recurring grounds maintenance and supplies. General and administrative expenses are higher due to the following increases in expense: data processing, $4,296, bad debt, $4,777, property insurance, $17,500, payroll taxes and insurance, $7,022, and professional fees, $10,714, partially offset by a $6,244 decrease in miscellaneous expense. Depreciation expense increased $24,078 due to fixed asset additions. Property operations expenses are lower due a $27,554 decrease in gas and fuel expense, partially offset by the following increases in expense: electricity, $4,795, water and sewer $6,923, non-recurring grounds maintenance, $4,402 and painting and decorating, $8,735. Gas and fuel decreased due to a reduction in rates and decreased usage. Electricity and water and sewer expenses are higher due to rate increases. Painting and decorating increased primarily due to expenses incurred in 2002 related to the painting of common hallways. Management fee expense in 2002 is comparable to 2001.

     Expenses attributable to Gold Coast Storage for the nine months ended September 30, 2002, of $665,964 are approximately 11.5% lower compared to expenses for the nine months ended September 30, 2001, of $752,554 due to lower property operations, repairs and maintenance, and advertising expenses, partially offset by increased general and administrative and depreciation expense. Property operations expenses are lower in 2002 as compared to the first nine months of 2001 due primarily to a $5,436 decrease in gas and fuel expense. Gas and fuel decreased due to a reduction in rates and decreased usage. Repairs and maintenance decreased due primarily to the following decreases in expense: structural, $67,942, electrical, $3,300, and heating ventilation and air conditioning, $6,820. Structural repairs are lower due primarily to the timing of work performed. Heating, ventilation and air conditioning are lower in 2002 due to boiler maintenance costs incurred in 2001. Advertising expense is lower in 2002 due to signage additions and refurbishment costs incurred in 2001. General and administrative expenses during the first nine months of 2002 are higher compared to the same period in 2001 primarily due to the following increases in expense: property insurance, $8,034, payroll taxes and insurance, $5,135, and professional fees, $9,111, partially offset by the following decreases in expense: office and administrative $3,303 and bad debt expense $15,425. Depreciation expense increased in 2002 due to fixed asset additions. Management fee expense is lower due to reduced income.

     Overall expenses incurred by the Specified Properties for the nine months ended September 30, 2002, of $1,691,588 increased less than 1% from the nine months ended September 30, 2001, of $1,681,507 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Operational expenses in 2002 will be higher than those experienced in 2001 due to factors such as higher insurance costs at both Gold Coast Storage and Springdale Apartments and structural repairs at Gold Coast Storage.

     Operating income for the nine months ended September 30, 2002, of $292,347 from Springdale Apartments decreased 14.6% from the nine months ended September 30, 2001, of $342,229 due primarily to increased repair and maintenance, general and administrative and depreciation expenses, partially offset by higher revenue. Operating income for the nine months ended September 30, 2002, of $155,500 from Gold Coast Storage decreased 25.4% as compared to net income for the nine months ended September 30, 2001, of $208,534 due to decreased rental revenue and increased property operating and maintenance, general and administrative and depreciation expenses.

     Interest income earned by the Partnership for the nine months ended September 30, 2002, of $970 decreased compared to $17,436 earned for the nine months ended one year earlier. Interest income earned on excess cash held by Springdale Apartments was $1,616 in 2002, as compared to $3,583 in 2001. Interest income decreased due, in part, to lower interest rates in 2002. Administrative expenses incurred by the Partnership for the nine months ended September 30, 2002, of $66,599 decreased by 7.7% from the nine months ended one year earlier of $72,150, primarily due to decreased accounting and tax service expense and professional fees, partially offset by higher general and administrative expenses.

     Overall net income for the nine months ended September 30, 2002, of $382,217 decreased 22.9% from the nine months ended September 30, 2001, of $496,049 due to increased expenses and decreased revenue as discussed above.

     Net cash flows provided by operations for the nine months ended September 30, 2002, was $773,564 compared to net cash flows provided by operations of $1,009,717 for the nine months ended September 30, 2001. The change was primarily due to a decrease in net operating income before depreciation expense and a decrease in accounts payable and accrued expenses, deferred income, and resident security deposits. Additions to investment in real estate at the Specified Properties decreased to $176,761 for the nine months ended September 30, 2002, compared to $362,532 for the same period one year ago. Additions to investment in real estate at Springdale Apartments for the nine months ended September 30, 2002 included the renovation of 4 apartments, landscape enhancements, and continued carpet, appliance and air conditioner replacement, as necessary. Additions to investment in real estate at Gold Coast Storage during the first three quarters of 2002 include the replacement of the first floor roof. Distributions to Limited Partners during the nine months ended September 30, 2002, totaled $314,331 compared to distributions of $727,133 during the nine months ended September 30, 2001. The decrease in distributions in 2002, as compared to the same period one year ago, is due to overall Partnership results during 2002 as compared to 2001 and the continued funding of ongoing capital improvements for the Specified Properties which were initiated in 2001. Based on overall Property performance and other factors the General Partners have concluded that distributions will not be paid to Limited Partners during the remained of 2002. There were no distributions to General Partners during the nine months ended September 30, 2002. Distributions to General Partners during the nine months ended September 30, 2001 totaled $139,865. In accordance with the Partnership Agreement, the General Partners were entitled to such distribution in the nine months ended 2001 because the Limited Partners received a 7% non-cumulative, non-compounded preferred return for the 2000 fiscal year. As discussed in "Liquidity and Capital Resources" above, the Managing General Partner reviewed proposed 2002 budgets that included significant proposed expenditures for major repairs and improvements at the Specified Properties. Although the Managing General Partner does not intend to proceed with certain proposed optional expenditures at the Specified Properties, the Managing General Partner has proceeded with the proposed major repairs and improvements that were deemed necessary. The Managing General Partner anticipates that 2002 expenditures on such items will be higher than in years prior to 2001 as the work continues in 2002. As discussed above, the level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements. While the General Partners hoped to increase net income generated by the Specified Properties in 2002, as compared to 2001, by increasing occupancy and rental rates, current economic conditions generally limited their ability to do so. As indicated above, the Partnership will continue with major repairs and improvements during 2002, which likely will exceed those incurred in 2000 and 2001. As a result, aggregate distributions during 2002 will be less than aggregate distributions during 2001.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including the condominiumization of the Springdale Apartments and the sale of one or both of the Specified Properties.

     Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which the Springdale Apartments and Gold Coast Storage compete and/or unanticipated changes in expenses or capital expenditures.

Item 3. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, evaluated on November 11, 2002 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

CHANGES IN INTERNAL CONTROLS

     Since the date of the evaluation of our disclosure controls and procedures by Mr. Kennedy and Mr. Mayer described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

                                     PART II

                     ChrisKen Partners Cash Income Fund L.P.
                        (a Delaware Limited Partnership)



Item 1. Legal Proceedings.

     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, LLC, the Partnership's management agent, sued CRT, CRT's three independent trustees, John
F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Although it has not been served, CREMCO, L.L.C. has been named as a defendant and has claims asserted against it. Neither the Partnership nor the General Partners are parties to that litigation. The litigation is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.

Items 2 through 5 are omitted because of the absence of conditions under which they are required.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8 - K.

          No Reports on Form 8-K were filed during the quarter ended September 30, 2002.

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


                                    ChrisKen Partners Cash Income Fund L.P.
                                                (Registrant)


                                    By:   ChrisKen Income Properties
                                          Inc., Managing General
                                          Partner


 Date: November 13, 2002            By:   /s/John F. Kennedy
                                          ---------------------------------
                                          John F. Kennedy
                                          Director and President

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John F. Kennedy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ChrisKen Partners Cash Income Fund L.P., a Delaware limited partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/John F. Kennedy
-----------------------
John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc.,
Managing General Partner
ChrisKen Partners Cash Income Fund L.P.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Mayer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ChrisKen Partners Cash Income Fund L.P., a Delaware limited partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/Robert Mayer
---------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc.,
Managing General Partner
ChrisKen Partners Cash Income Fund L.P.