Form 10KSB
period 2002-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2003-04-09
CIK 815278

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 (Mark One)

[ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934 for the fiscal year ended December 31, 2002

[   ] Transition report under section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the Transition period from                 to
                                             ---------------    ----------------

Commission file number 0-17602

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                   ------------------------------------------
                 (Name of small business issuer in its charter)


                             DELAWARE                        36-3521124
                                                             ----------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                          Identification No.)

345 North Canal Street, Chicago, Illinois                       60606
-----------------------------------------                       -----
(Address of principal executive offices)                        (Zip Code)
Issuer's telephone number:                                      (312) 454-1626
                                                                --------------

Securities registered under to Section 12(b) of the Exchange Act:      None

Securities registered under Section 12(g) of the Exchange Act:         None

                          Limited Partnership Interests
                         ------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


     Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 2002, was $2,733,598. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $17,742,500 (based on the price at which Units were offered to the public) at December 31, 2002, and March 15, 2003. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no market for the Units and no market is expected to develop.


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

     The Partnership offered its units of limited partnership (the "Units") in a public offering pursuant to which it sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. From time-to-time the Partnership repurchased and retired Units. In 1996, 1997, and 1999 the Partnership purchased and retired 423 and 360.858, and 971.0235 Units, respectively. The cost of the Units repurchased by the Partnership was $411,977. At December 31, 2002, and December 31, 2001, 35,965 Units were outstanding.

     Capitalized terms not defined herein have the meaning ascribed to them in the Partnership's Prospectus dated August 28, 1987.

     The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of current cash flow, a significant portion of which should not be subject to federal income taxes in the initial years of the Partnership's operation; and (iii) capital appreciation.

     The Partnership used the net proceeds of the Offering (the "Net Proceeds") to purchase a 99.9% interest in the partnerships which own the Springdale Apartments, a 199-unit apartment complex located in Waukesha, Wisconsin (the "Springdale Apartments"), and Gold Coast Self Storage, a 155,997 gross square foot, seven story and garage style self-storage facility located in Chicago, Illinois ("Gold Coast Storage") (collectively, the "Specified Properties" or individually a "Property"). Further information concerning each of the Specified Properties is provided below in Item 2. Properties. Discussion regarding apartment complexes that may compete with the Springdale Apartments is set forth below in Item 2. Properties - The Springdale Apartments -- Analysis. Similarly, discussion regarding storage facilities which may compete with Gold Coast Storage is set forth below in Item 2. Properties - Gold Coast Storage -- Analysis. The General Partners of the Partnership believe that both Specified Properties remain competitive in their respective markets.

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

     A presentation of information about industry segments is presented in the Notes to Consolidated Financial Statements. The Partnership, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. The Managing General Partner is not aware of any potential liability related to environmental issues or conditions that would be material to the Partnership.

ITEM 2.  DESCRIPPTION OF PROPERTIES.


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




                                               OCCUPANCY/LEASED SPACE

                       DESCRIPTION OF
NAME AND LOCATION         PROPERTY           12/31/98       12/31/99       12/31/00        12/31/01       12/31/02

Springdale          199 unit residential        97%            97%            95%           94.5%            91%
Apartments          apartment complex
Waukesha,           located on 13.9
Wisconsin           acres of land.

Gold Coast          155,997 square foot         88%            87%            88%            85%            74.1%
Storage             self-storage facility
Chicago,            facility with 92,391
Illinois            square feet of space.



The Springdale Apartments.

     General. The Partnership holds a 99.9% interest, as sole general partner, in Springdale Associates Ltd., a Delaware limited partnership (hereinafter "Springdale Associates"). ChrisKen Limited Partnership 1, the Partnership's Associate General Partner holds the remaining .1% interest as the sole limited partner of Springdale Associates. Springdale Associates owns the land and buildings located at 2407-17 Springdale Road, Waukesha (Waukesha County), Wisconsin (the "Springdale Apartments").

     Property. The Springdale Apartments comprise a multi-family rental complex built in 1972, consisting of 199 rental units located in eight separate buildings on 13.9 acres of land. Each building is a two-story structure, with some buildings having exposed basements, which allow for another level of apartments on the exposed sides.

     The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 2002, as follows:


                                                                          Average Approximate     Rent/Sq. Ft.
Apartment Type               No. of Apartments       Rent per Month         Apartment Size       (Includes Heat)
--------------               -----------------       --------------         --------------       ---------------

1BR, 1 Bath                         70               $714-729                677-733 SF            $1.05 -.99
* 1 BR, I Bath                       9               $764-779                677-733 SF            $1.13 -1.06
2BR, 2 Baths                        85               $819-829                936-966 SF            $.88-.86
*2BR, 2 Baths                       15               $864-879                936-966 SF            $.92 -.91
3BR, 2 Baths                        19               $989-1004               1,150-1,200 SF        $.86 -.84
*3BR, 2 Baths                        1               $1054                   1,150 SF              $.92


*Renovated

     Although the current rental rates in the table above reflect an average increase of approximately 4.6% over December 31, 2001 rental rates, realized lease rates increased 3.4% during 2002. The average economic occupancy, measured as a percentage of net rental receipts dividend by gross potential rents, of the Springdale Apartments was 95.6% in 2002 compared to 95.3% in 2001. Additionally, occupancy as of December 31, 2002, was 91%. See discussion in Item 6. Management's Discussion and Analysis or Plan of Operations, below. Most tenant leases are for periods of from six months to one year. At December 31, 2002, there were three tenants with month-to-month leases. No tenants lease more than one unit.

     Analysis. The General Partners believe that the following information reflected market conditions as of December 31, 2002, for apartment complexes that may compete with the Springdale Apartments.


                              COMPETITIVE PROJECTS

                                                                     Average
                                                                   Rent/Sq. Ft.
                                                  Apartment Size   (Includes
Project       Apartment Type     Rent per Month   Average in SF      Heat)
-------       --------------     --------------   -------------      -----
Meadows       A) 1BR/1 Bath         $680               685            $.99
              B) IBR/1 Bath         $745               708            $1.05
              A) 2BR/2 Bath         $745               943            $.79
              B) 2BR/2 Bath         $870               1,115          $.78
Monterey *    1BR/1 Bath            $725-750           730-860        $.99-.87
(Waukesha)    2BR/2 Bath            $785-835           965-1,010      $.81-.83
Willow *      1BR/1 Bath            $615-650           630-912        $.98-.71
Creek         2BR/1-1/2 Bath        $750-770           940-1,050      $.80-.73
(Waukesha)


*Does not include heat. A) = Not Remodeled; B) = Remodeled


     The  Meadows,   which  is  directly   across  the  street  from  Springdale
Apartments, completed remodeling of its clubhouse, leasing center, fitness center and game room in 1996, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is a seventeen-year-old complex and rental rates do not include heat. Willow Creek is a thirteen-to-fourteen year old complex located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat or water and sewer, comprises 168 units.

     For federal income tax purposes, the Springdale Apartments are being depreciated using 27.5-year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners. Since June 1, 1998, for financial reporting purposes, the Springdale Apartments have been depreciated on straight-line depreciation basis, over a 16.75 year life. See generally, Item 7. Financial Statements - Note 1 to Financial Statements. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 2002 primarily consisted of: eight apartment renovations, nineteen new shower surrounds, joist reinforcements and structural repairs and replacement of air conditioners, appliances, and carpeting, as necessary. See discussion in Item 6. Management's Discussion and Analysis or Plan of Operations, below. Material improvements anticipated in 2003 include: approximately 26 new shower surrounds, joist reinforcements and structural repairs, re-asphalting of the fire lane, renovating apartments, landscaping improvements, exterior lighting enhancements, and apartment carpet and tile, heating, ventilation and air conditioning and appliance replacement on an as needed basis.

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

     Property. Gold Coast Storage is a seven-story, loft-type industrial building constructed in approximately 1930 for use as a light manufacturing facility and warehouse. In 1982, a prior owner converted the building to a self-storage facility. When acquired, the building contained a total gross floor area of approximately 145,000 square feet (now approximately 155,997 square feet primarily resulting from the addition of garage stle storage buildings), in addition to a full basement area, and was constructed with load-bearing exterior masonry walls and wood floors and joists. The foundation walls are masonry with exterior elevations of common brick and face brick. The office areas in the front of the building are provided with heating, ventilation and air conditioning systems that the General Partners believe to be in satisfactory condition. The storage areas of the building are heated to temperatures held in the 50 degree Fahrenheit range by ceiling-mounted space heaters with fans. The building is serviced by two freight elevators and has a TV security system, fire escape and sprinkler system. The Gold Coast Storage parking lot has 14 spaces for automobiles.

     Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 2002, with the exception of approximately 4,647 square feet, were on a month-to-month basis. The average optimum lease rate for self-storage space is $16.00 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 2002, approximately 74.1% of the space was leased compared to 85% at December 31, 2001. On an economic basis, the average occupancy was 72.4% during 2002 and 83.7% during 2001.

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

The size and type of self-storage units which are available are set forth in the chart below:

(1) Gold Coast Storage - Interior

                                                                Annual Cost per
        Sq. Ft.   Size       Cost per Month     Cost Annually       Sq. Ft.
        -------   ----       --------------     -------------       -------
        16        4x4x4          $ 30.00            $ 360.00        $22.50
        32        8x4x5            56.00              672.00         21.00
        40        5x8x9            70.00              840.00         21.00
        50        5x 10x9          90.00            1,080.00         21.60
        64        8x8x9           112.00            1,344.00         21.00
        80        8x10x9          125.00            1,500.00         18.75
        104       8x 13x9         135.00            1,620.00         15.58
        144       8x 18x9         187.00            2,244.00         15.58
        192       12x16x9         230.00            2,760.00         14.38
        352       22x16x9         366.00            4,392.00         12.48


(2) Gold Coast Storage - Exterior

                                                                Annual Cost per
        Sq. Ft.   Size       Cost per Month     Cost Annually       Sq. Ft.
        -------   ----       --------------     -------------       -------
        200       10x20         $ 240.00          $ 2,880.00       $ 14.40
        250       10x25           290.00            3,480.00         13.92
        264       12x22           304.00            3,648.00         13.82
        300       10x30           345.00            4,140.00         13.80
        403       13x31           419.00            5,028.00         12.48


     Analysis.  The  General  Partners  believe  that  twenty-one   self-storage
facilities compete with Gold Coast Storage. Following are seven of the facilities that the General Partners believe most directly compete with the property:

(1)  East Bank Storage (One)   (This location offers sales representatives a
     429 West Ohio Street      business center which includes private offices
                               and free local telephone use and copier service.)

                                                                Annual Cost per
         Sq. Ft.   Size       Cost per Month   Cost Annually        Sq. Ft.
         -------   ----       --------------   -------------        -------
         25        5x5x4          $ 55.00          $ 660.00        $ 26.40
         50        5x10x8           85.00          1,020.00          20.40
         64        8x8x8           115.00          1,380.00          21.56
         80        8x10x8          135.00          1,620.00          20.25
         100       10x10x8         160.00          1,920.00          19.20


(2)  East Bank Storage (Two)   (This location opened during the fourth
     730 West Lake Street      quarter 1996.)


                                                                Annual Cost per
         Sq. Ft.   Size       Cost per Month   Cost Annually        Sq. Ft.
         -------   ----       --------------   -------------        -------
         25        5x5x8          $ 55.00          $ 660.00        $ 26.40
         50        5x10x8          100.00          1,200.00          24.00
         80        8x10x8          160.00          1,920.00          24.00
         100       10x10x8         175.00          2,100.00          21.00
         150       10x15x8         235.00          2,820.00          18.80
         200       10x20x8         305.00          3,660.00          18.30


(3)  Public Storage            (This location opened for business in early 1996)
     1129 N. Wells

                                                                Annual Cost per
         Sq. Ft.   Size       Cost per Month   Cost Annually        Sq. Ft.
         -------   ----       --------------   -------------        -------
         25        5x5x8          $ 53.00          $ 636.00        $ 25.44
         50        5x10x8           95.00          1,140.00          22.80
         80        8x10x8          135.00          1,620.00          20.25
         100       10x10x8         139.00          1,668.00          16.68
         200       10x20x8         289.00          3,468.00          17.34

(4)  Public Storage            (This location opened for business in early 1996)
     362 W. Chicago Ave

                                                                Annual Cost per
         Sq. Ft.   Size       Cost per Month   Cost Annually        Sq. Ft.
         -------   ----       --------------   -------------        -------
         25        5x5x8          $ 49.00          $ 588.00        $ 23.52
         50        5x10x8           85.00          1,020.00          20.40
         80        8x10x8          109.00          1,308.00          16.35
         100       10x10x8         129.00          1,548.00          15.48
         200       10x20x8         259.00          3,108.00          15.54


(5)  Strong Box                (This property has modified some space into a
     1516 N. Orleans           controlled wine cellar.)


                                                                Annual Cost per
         Sq. Ft.   Size       Cost per Month   Cost Annually        Sq. Ft.
         -------   ----       --------------   -------------        -------
         16        4x4x4          $ 47.00          $ 564.00        $ 35.25
         25        5x5x8            67.00            804.00          32.16
         50        5x10x8          110.00          1,320.00          26.40
         64        8x8x8           130.00          1,560.00          24.38
         80        8x10x8          158.00          1,896.00          23.70
         100       10x10x8         194.00          2,328.00          23.28
         144       8x18x8          290.00          3,480.00          24.17


(6)  The Lock Up
     930 N. Clybourn

                                                                Annual Cost per
         Sq. Ft.   Size       Cost per Month   Cost Annually        Sq. Ft.
         -------   ----       --------------   -------------        -------
         50        5x10x8        $ 139.00        $ 1,668.00        $ 33.36
         80        8x10x8          175.00          2,100.00          26.25
         100       10x10x8         235.00          2,820.00          28.20
         150       10x15x8         309.00          3,708.00          24.72
         200       10x20x8         359.00          4,308.00          21.54

(7)  The Lock Up
     350 W. Kinzie

                                                                Annual Cost per
         Sq. Ft.   Size       Cost per Month   Cost Annually        Sq. Ft.
         -------   ----       --------------   -------------        -------
         50        5x10x8         $ 75.00          $ 900.00        $ 18.00
         80        8x10x8          109.00          1,308.00          16.35
         100       10x10x8         179.00          2,148.00          21.48
         150       10x15x8         249.00          2,988.00          19.92


     Parking lot spaces are leased to ChrisKen Support Services, Inc, an affiliate of Gold Coast Storage, which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $510 per month.

     For federal income tax purposes, Gold Coast Storage is being depreciated using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. For financial reporting purposes, the Property is being depreciated using 31.5-year straight-line depreciation. Major improvements during 2002 included extensive tuck pointing and masonry, replacement of the first floor roof and elevator repairs. See Item 6, Management's Discussion and Analysis or Plan of Operations, below for further discussion. Major improvements anticipated for 2003 include new signage, new doors and gutter systems for existing garages, the enclosure of 190 window openings with UL fire rated materials, replacement of the dock catch basin, and structural repairs.



                   (Balance of page left intentionally blank.)

ITEM 3.  LEGAL PROCEEDINGS.

     The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, LLC, the Partnership's management agent ("CREMCO)"), sued CRT, CREMCO, CRT's three independent trustees, and John F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General
Partners are parties to that litigation. The litigation is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report.



                   (Balance of page left intentionally blank.)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S LIMITED PARTNERHSIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

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

     The Revenue Act of 1987 contains provisions that may have an adverse impact on investors in certain "publicly traded partnerships." If the Partnership were to be classified as a "publicly traded partnership," income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership."

     In the fourth quarter of 2002, CMG Partners L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the Partnership's outstanding Limited Partnership Units at $292 per Unit. The offer expired on January 30, 2003. The Partnership's records indicate that 114.8398 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In the second quarter of 2002, CMG Partners L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the Partnership's outstanding Limited Partnership Units at $310 per Unit. The offer expired on October 15, 2002. The Partnership's records indicate that 455.77548 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In the first quarter of 2002, CMG Partners L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the Partnership's outstanding Limited Partnership Units at $290 per Unit. The offer expired on May 31, 2002. The Partnership's records indicate that
248.6 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In the third quarter of 2002, MacKenzie Patterson, Fund 16, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 900, or approximately 2.5%, of the Partnership's outstanding Limited Partnership Units at $305 per Unit. The offer expired on August 15, 2002. The Partnership's records indicate that 84.2 Limited Partnership Units were sold by Limited Partners to MacKenzie Patterson, Fund 16, L.L.C. as a result of this offer.

     In the first quarter of 2002, MacKenzie Patterson, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited tender offer to the Partnership's Limited Partners to purchase up to 1,200, or approximately 3.34%, of the outstanding Limited Partnership Units of the Partnership at $280 per Unit. The MacKenzie Patterson, Inc. offer expired on March 15, 2002. The Partnership's records indicate that 79.2 Limited Partnership Units were sold by Limited Partners to MacKenzie Patterson, Inc. as a result of this offer.

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

     At December 31, 2001, 35,965 Units were outstanding. At December 31, 2002, and at March 15, 2003, 35,965 Units were outstanding, which were held by a total of 1,494 Unit holders.

     The Limited Partners were paid two cash distributions in 2002 totaling $8.74 per Unit and four cash distributions in 2001 totaling $25.90 per Unit. Additional information with respect to distributions is set forth in Item 6. Management's Discussion and Analysis or Plan of Operations - - Results of Operations.

ITEM 6.  MAMAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources.

     The Partnership had cash and cash equivalents of $753,040 as of December 31, 2002, and $301,355 as of December 31, 2001. The increase in cash and cash equivalents on hand is the result of several primary factors: decreased distributions to Limited Partners, and decreased accounts receivable and prepaid expenses, partially offset by additions to investment in real estate, decreased revenue generated by the Specified Properties, and a decrease in tenants' security deposits. The Partnership's restricted cash, representing operating and contingency reserves (the "Reserve"), was funded by proceeds from the Offering and had a balance of $377,320 on December 31, 2002, and December 31, 2001 (which represents 2% of the gross proceeds of the Offering as required by the Limited Partnership Agreement). The Reserve is intended to assist the Partnership in maintaining liquidity to meet cash requirements and is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

     In 2001, at Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. The Partnership has received the necessary approval and building permit from the City of Chicago Building Department. Work on this project, originally expected to begin in the third quarter of 2002, will begin early in the second quarter of 2003. The Managing General Partner does not expect the cost of this project to exceed $259,000.

     In 2001, the Partnership agreed with the City of Chicago that it would complete repairs and tuck-pointing with respect to the exterior walls at Gold Coast Storage property. Such work began in 2001 and was completed by November 2002 as required. Work performed in 2001, for a total cost of $192,067, was funded from 2001 operations. Expenditures related to this project in 2002 totaled $88,200 and were funded from 2002 operations. In performing the tuck-pointing work in 2002, additional structural repair needs were identified. The additional repairs were completed in the first quarter of 2003 at a cost of $68,500.

     In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of March 1, 2003, the structural engineer had completed an examination of 117 of the 199 apartments units and will continue to perform testing on the remaining apartment units as residents vacate those units. Based on the structural engineer's reports, the Managing General Partner believes that the remediation costs at Springdale Apartments can be funded out of the Partnership's cash flow. However, if further examination reveals that more extensive defects requiring remedial repairs exist with respect to the remaining units, it could have a material adverse impact on the Partnership's financial condition.

     In 2001, structural enhancements and repairs to the Specified Properties that the Managing General Partner deemed necessary and advisable were undertaken. As a result, in 2001 major expenditures exceeded expenditures for such items for the few years preceding 2001. As discussed above, the increased level of expenditures for major repairs and improvements continued in 2002. All such expenditures were funded from operating cash flow. The Managing General Partner anticipates that substantial major repairs and improvement expenditures will be required in future near term fiscal periods due to competitive market conditions and overall maintenance of the Specified Properties. The level of future distributions to the Limited Partners is dependent on the overall performance of the Specified Properties, including capital expenditures and repairs.

     The Managing General Partner is continuing to explore opportunities that may be deemed advantageous to the Partnership, including sales of the Properties. The Managing General Partner has engaged third party real estate firms to review the feasibility of converting the Springdale Apartments to condominiums for sale of the individual apartment units rather than selling the property as an apartment community. Reports by such third party real estate firms were not as positive with respect to condominiumization of the Property as the Managing General Partner had anticipated. Based on those reports, the Managing General Partner has commissioned a more thorough feasibility report and is reviewing federal tax implications of selling the individual apartments as condominiums and selling the Property as a whole. If the Managing General Partner determines that a sale of the Springdale Apartments directly or through condominiumization is advisable, a vote of the Limited Partners will be solicited.

     The source of future liquidity for the Partnership and cash distributions to the Partners is dependent primarily upon cash generated by the Specified Properties and secondarily through the sale or financing of these properties. Based upon a review of the existing leases and occupancy levels at the Specified Properties and cash flows generated by the Specified Properties and further based upon the Partnership's investment objectives and the fact that the Specified Properties are held on an all-cash basis in connection with such acquisitions, the General Partners do not anticipate a lack of liquidity. In the event the Reserve and cash flows were insufficient to meet cash or liquidity needs, the Partnership would be required to borrow funds to meet such costs. The General Partners believe that the equity in the Partnership's Specified Properties, which are now held on an all-cash basis, would provide additional sources of liquidity, if required. The General Partners therefore believe that, if required, the Partnership would be able to obtain financing collateralized by the Specified Properties in order to provide funds to meet working capital needs.

Results of Operations.

     Comparison of 2002 to 2001. Occupancy at the Springdale Apartments was 91% at December 31, 2002, and 94.5% at December 31, 2001. Economic occupancy, measured as a percentage of net rental receipts divided by gross potential rents at the Springdale Apartments, averaged approximately 95.6% during 2002 and 95.3% in 2001. Management anticipates that occupancy will average 89% to 94% during 2003. Leased space at Gold Coast Storage was 74.1% at December 31, 2002, compared to 85% at December 31, 2001. On an economic basis, the average occupancy at Gold Coast Storage during 2002 was 72.4% and 83.7% in 2001. At December 31, 2002, the average optimum annual lease rate for self-storage space was $16.00, as compared to $16.12 one year earlier. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 2003 will range from 72% to 85%. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

     Overall rental revenue for the twelve months ended December 31, 2002, attributable to the Specified Properties ($2,733,598) decreased by $130,905 the from overall rental revenue for the twelve months ended December 31, 2001
($2,864,503). Net rental revenue increased for Springdale Apartments from $1,647,061 for the year ended December 31, 2001, to $1,685,770 (approximately 2.35%) for the year ended December 31, 2002, due primarily to a $56,927 increase in rental rates partially offset by a $17,711 increase in employee unit costs. The General Partners anticipate that rental revenue at Springdale Apartments will improve from 2002 levels during 2003 due to a projected increase in rental rates. There can be no assurance, however, that such projected increases will occur. Net rental revenue decreased at Gold Coast Storage (approximately 13.9%) from $1,217,442 for the year ended December 31, 2001, to $1,047,827 for the year ended December 31, 2002. Rental income at Gold Coast decreased in 2002 due to a $166,555 increase in vacancy loss, a $10,800 increase in employee unit costs and a $5,500 decrease in parking income, partially offset by an $11,223 increase in rental rates. Larger storage units rent at lower per square foot rates as compared to smaller storage units. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2003 due to lower occupancy resulting primarily from increased competition and overall weakened economic conditions.

     Material improvements at Springdale Apartments in 2002, primarily consisted of eight apartment renovations, $62,048, nineteen shower surround replacements, $32,431, joist reinforcements and structural repairs, $29,246, replacement of appliances, $23,736, replacement of air conditioning units, $10,320, and carpeting replacement, $76,244. Major improvements at Gold Coast included tuck-pointing and masonry, $88,200, roof replacement, $25,000, and elevator repairs, $10,482.

     Overall expenses for the twelve months ended December 31, 2002, attributable to the Specified Properties, $2,306,160, increased by less than 1% from the same twelve-month period in 2001, $2,289,029. Expenses incurred in 2002 attributable to Springdale Apartments, $1,406,426, increased by approximately 9.8% from 2001, $1,280,646, due to increases in repairs and maintenance, depreciation, and general and administrative expenses, partially offset by decreased property operations, and advertising expense. Property repairs and maintenance at Springdale Apartments are higher for the year ended December 31, 2002, as compared to one year earlier, primarily due to the following increases in expense: structural repairs and supplies, $53,185, and maintenance salaries, $7,489, partially offset by a $10,172 decrease in grounds supplies and maintenance expense. Structural repairs and supplies increased primarily due to joist reinforcements, $21,261, and tub surround replacements, $32,431. Depreciation expense increased due to fixed asset additions. General and administrative increased primarily due to the following increases in expense: data processing, $5,269, bad debt, $9,158, property insurance, $12,090, professional fees, $9,363, and payroll tax and insurance, $6,427. Property operations decreased primarily due to a $21,618 decrease in gas and fuel expense, partially offset by a $9,392 increase in water and sewer expense. Gas and fuel decreased due to a reduction in rates and decreased usage. Water and sewer expenses are higher due to rate increases. Advertising expense decreased $4,406 at the Property during 2002 as compared to 2001. Management fee expense at Springdale Apartments during 2002 was $88,602, compared to $85,137 in 2001.

     Overall expenses of $899,734 attributable to Gold Coast Storage in 2002, decreased approximately 10.8% from overall expenses of $1,008,383 for 2001. Property operation expense at Gold Coast Storage decreased $427 for the year ended December 31, 2002, as compared to the same period one year earlier. Real estate taxes at Gold Coast Storage increased approximately 12.4% from $123,289 in 2001 to $138,554 in 2002. Repairs and maintenance expense at Gold Coast Storage decreased in 2002 as compared to 2001 primarily due to the following decreases in expense: structural repairs and supplies, $70,515, and heating, ventilation and air conditioning, $6,820. Structural repairs were lower in 2002 primarily due to tuck-pointing and masonry expense of $55,756 and roof joist repairs of $13,250 in 2001. Heating ventilation and air conditioning decreased due to a non-recurring boiler maintenance expense of $6,820 incurred in 2001. Advertising expense at Gold Coast Storage decreased to $77,629 during 2002 as compared to $90,204 in 2001, due primarily to signage additions and refurbishment expense of $11,050 incurred in 2001. Depreciation expense at Gold Coast Storage decreased to $206,659 in 2002, as compared to $207,822 in 2001. Overall general and administrative expenses at Gold Coast Storage decreased in 2002, as compared to 2001, due to the following decreases in expense: bad debt expense, $25,887, and office and administrative, $5,215, partially offset by the following increases in expense: property insurance, $8,246 and professional fees, $9,900. Management fee expense at Gold Coast Storage decreased to $63,024 in 2002 as compared to $76,156 in 2001 due to lower total revenue in 2002.

     For the year ended December 31, 2002, the Springdale Apartments had net income of $349,665 as compared to $431,473 for the year ended December 31, 2001, due to increased expenses, partially offset by increased rental revenues as discussed above. Net income for 2002, $189,588, from Gold Coast Storage decreased by approximately 27.5% from 2001, $261,403, as a result of the factors affecting rental revenue and expenses as detailed above.

     Partnership interest income during 2002 decreased to $970 from $19,672 during 2001. Interest income earned on excess cash held by Springdale Apartments was $1,616 in 2002 and $4,813 in 2001. Interest income decreased due, in part, to lower interest rates in 2002. Partnership general and administrative expenses for 2002 increased to $27,858 from $21,920 in 2001 due to increased electronic processing fees and mailing expenses. Partnership professional fees for 2002 increased to $32,612 from $29,370 in 2001. Audit and accounting fees in 2002 decreased to $55,167 from $66,267 in 2001.

     The combined net income of the Specified Properties and Partnership for 2002, $424,586 decreased from 2001, $594,990, as the result of the factors discussed above. Net income per Unit in 2002 ($10.62) decreased from 2001
($14.89) primarily as the result of the factors detailed above affecting the Specified Properties. Distributions to Limited Partners in 2002 totaled $314,331 compared to 2001 distributions of $931,457. Distributions on a per unit basis to Limited Partners decreased in 2002 ($8.74) compared to 2001 ($25.90), of which $8.95 per unit was a return of capital on a federal income tax basis in 2001 and none of which was return of capital in 2002. Distributions to the General Partners for the twelve months ended December 31, 2001 totaled $139,865. In accordance with the Partnership Agreement, the General Partners were entitled to such distributions because the Limited Partners received a 7% non-cumulative, non-compounded preferred return in fiscal 2000. There were no distributions to the General Partners in 2002.

     As discussed in "Liquidity and Capital Resources" above, the Managing General Partner reviewed proposed 2002 budgets that included significant proposed expenditures for major repairs and improvements at the Specified Properties. Although the Managing General Partner did not proceed with certain proposed optional expenditures at the Specified Properties, the Managing General Partner did proceed with the proposed major repairs and improvements that were deemed necessary. Expenditures in 2002 on such items were higher than in years prior to 2001. The Partnership will continue with major repairs and improvements during 2003, which will likely exceed those incurred in 2001 and 2002. As discussed above, the level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements. While the General Partners hope to increase net income generated by the Specified Properties in 2003, as compared to 2002, by increasing occupancy and rental rates, current economic conditions may limit their ability to do so. The General Partners believe that in certain markets, current economic conditions will continue to have a negative effect on the multifamily housing markets in part because the resulting significant decreases in home mortgage rates have encouraged first time home purchases. Although a report issued by Fannie Mae in 2002 indicates that mortgage rates were expected to rise in 2002, such rates remained low during the first quarter of 2003. The Managing General Partner cannot predict if there will be increases, or if so, how or when such increases will impact demand for apartment properties like those at the Springdale Apartments or demand for storage. The Managing General Partner believes that aggregate distributions during 2003 will approximate distributions during 2002.

     The Partnership paid $55,167 to its accountants, Ernst & Young LLP, for fiscal year 2002.

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

ITEM 7.  FINANCIAL STATEMENTS.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Index to Consolidated Financial Statements




Report of Independent Auditors..............................................F-2

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2002..............................F-3
Consolidated Statements of Income for the Years Ended
   December 31, 2002 and 2001...............................................F-4
Consolidated Statements of Partners' Capital for the Years
   Ended December 31, 2002 and 2001.........................................F-5
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002 and 2001...............................................F-6
Notes to Consolidated Financial Statements..................................F-7

                         Report of Independent Auditors

To the Partners
ChrisKen Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of ChrisKen Partners Cash Income Fund L.P. (a Delaware Limited Partnership) as of December 31, 2002, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChrisKen Partners Cash Income Fund L.P. at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP
Chicago, Illinois
March 3, 2003

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                December 31, 2002


Assets
Cash and cash equivalents                                   $     753,040
Restricted cash                                                   377,320
Accounts receivable                                                32,990
Prepaid expenses                                                   27,571
                                                          ------------------
                                                                1,190,921
Investment in real estate, at cost:
   Land                                                         2,220,195
   Land improvements                                              193,515
   Buildings and improvements                                  11,341,974
   Equipment                                                      736,217
                                                          ------------------
                                                               14,491,901
   Accumulated depreciation                                    (4,356,836)
                                                          ------------------
                                                               10,135,065

                                                          ------------------
Total assets                                                  $11,325,986
                                                          ==================

Liabilities and partners' capital
Accounts payable and accrued expenses                        $    169,205
Tenants' security deposits                                         95,246
Deferred rental income                                            147,282
Accrued real estate taxes                                         307,327
                                                          ------------------
Total liabilities                                                 719,060

Partners' capital:
   General partners                                               436,230
   Limited partners (35,965 units issued and outstanding)      10,170,696
                                                          ------------------
Total partners' capital                                        10,606,926

                                                          ------------------
Total liabilities and partners' capital                       $11,325,986
                                                          ==================

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Statements of Income


                                                     Year ended December 31
                                                     2002              2001
                                                --------------------------------
Revenue
Rental                                            $2,733,598        $2,864,503
Interest                                               2,586            24,485
Other                                                110,199           112,589
                                                --------------------------------
Total revenue                                      2,846,383         3,001,577

Expenses
Property operations                                  280,534           270,434
Real estate taxes                                    306,802           290,690
Repairs and maintenance                              390,666           422,643
Advertising                                           99,673           116,653
Depreciation                                         614,969           598,479
General and administrative                           577,527           546,395
Management fees - affiliate                          151,626           161,293
                                                --------------------------------
Total expenses                                     2,421,797         2,406,587
                                                --------------------------------
Net income                                         $ 424,586         $ 594,990
                                                ================================

Net income allocated to general partners            $ 42,459          $ 59,499
                                                ================================
Net income allocated to limited partners           $ 382,127         $ 535,491
                                                ================================

Net income allocated to limited partners
   per weighted-average limited
   partnership units outstanding                    $  10.62          $  14.89
                                                ================================
Weighted-average limited partnership
   units outstanding                                  35,965            35,965
                                                ================================


See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 2002 and 2001



                                           Partners' Capital Accounts

                                  General
                                  Partners   Limited Partners       Total
                               -------------------------------------------------

Balance at January 1, 2001         474,137      10,498,866         10,973,003
Distributions (A)                 (139,865)       (931,457)        (1,071,322)
Net income                          59,499         535,491            594,990

                               -------------------------------------------------
Balance at December 31, 2001       393,771      10,102,900         10,496,671
Distributions (A)                        -        (314,331)          (314,331)
Net income                          42,459         382,127            424,586
                               -------------------------------------------------
Balance at December 31, 2002      $436,230     $10,170,696        $10,606,926
                               =================================================

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                                      2002             2001
                                               ---------------------------------

                First quarter                       $ 0.00         $  11.54
                Second quarter                        8.74             0.00
                Third quarter                         0.00             8.68
                Fourth quarter                        0.00             5.68

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows



                                                                               Year ended December 31
                                                                               2002              2001
                                                                            -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  424,586      $   594,990
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                               614,969          598,479
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                           20,397           19,831
       Decrease (increase) in prepaid expenses                                   23,911          (23,443)
       Increase in accounts payable and accrued real estate
         taxes                                                                    6,158           78,038
       (Decrease) increase in deferred rental income                             (1,214)          12,204
       (Decrease) increase in tenants' security deposits                        (11,913)           6,266
                                                                            -----------------------------
Net cash flows provided by operating activities                               1,076,894        1,286,365

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                         (310,878)        (521,304)
                                                                            -----------------------------
Cash flows used in investing activities                                        (310,878)        (521,304)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                                  (314,331)      (1,071,322)
                                                                            -----------------------------
Cash flows used in financing activities                                        (314,331)      (1,071,322)
                                                                            -----------------------------
Net increase (decrease) in cash and cash equivalents                            451,685         (306,261)
Cash and cash equivalents, beginning of year                                    301,355          607,616
                                                                            =============================
Cash and cash equivalents, end of year                                       $  753,040       $  301,355
                                                                            =============================


See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 2002 and 2001

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

Information related to these segments for the years ended December 31, 2002 and 2001 is as follows:


                                                          Year ended December 31, 2002
                                      ---------------------------------------------------------------------
                                        Residential          Self
                                        Apartment            Storage
                                        Complex              Facility       Partnership     Consolidated
                                      ---------------------------------------------------------------------

Property operating revenues             $1,754,475           $1,089,322           -       $ 2,843,797

Property operating expenses               (783,683)            (445,618)          -        (1,229,301)
                                      ---------------------------------------------------------------------
        Operating income                   970,792              643,704           -         1,614,496

Reconciliation to net income
        General and administrative
        expense                           (214,433)            (247,457)      (115,637)      (577,527)

        Depreciation expense              (408,310)            (206,659)          -          (614,969)

        Interest income                      1,616                   -             970          2,586
                                      ---------------------------------------------------------------------
Net income (loss)                       $  349,665           $  189,588     $ (114,667)   $   424,586
                                      =====================================================================

Capital improvements                    $  191,443           $  119,435           -       $   310,878
                                      =====================================================================

Total assets                            $6,012,702           $4,300,610     $1,012,674    $11,325,986
                                      =====================================================================



                                                          Year ended December 31, 2002
                                      ---------------------------------------------------------------------
                                        Residential          Self
                                        Apartment            Storage
                                        Complex              Facility       Partnership     Consolidated
                                      ---------------------------------------------------------------------

Property operating revenues             $1,707,306           $1,269,786           -       $ 2,977,092

Property operating expenses               (720,874)            (540,839)          -        (1,261,713)
                                      ---------------------------------------------------------------------
        Operating income                   986,432              728,947           -         1,715,379

Reconciliation to net income
        General and administrative
        expense                           (169,115)            (259,722)      (117,558)      (546,395)

        Depreciation expense              (390,657)            (207,822)          -          (598,479)

        Interest income                      4,813                   -          19,672         24,485
                                      ---------------------------------------------------------------------
Net income (loss)                       $  431,473           $  261,403     $ ( 97,886)   $   594,990
                                      =====================================================================

Capital improvements                    $  347,664           $  173,640           -       $   521,304
                                      =====================================================================

Total assets                            $6,481,259           $4,555,172     $  186,269    $11,222,700
                                      =====================================================================


2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CPCIF, Springdale, and Self-Storage (collectively, the Partnership). Inter-company balances and transactions have been eliminated. Amounts attributable to the minority interests in Springdale and Self-Storage have not been reflected as those amounts are not material.

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

In accordance with SFAS 144, and prior to the adoption of SFAS No. 121, the Company records impairment losses on long lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated over their expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value may be based upon estimated cash flows discounted at a risk-adjusted rate of interest, comparable or anticipated sales in the marketplace, or estimated replacement cost, as adjusted to consider the costs of retenanting and repositioning those properties which have significant vacancy issues, depending on the facts and circumstances of each property.

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

3.  Basis of Presentation

The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally impairment loss, depreciation expense, and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 2002 is approximately $130,000 lower than the taxable income of the Partnership. The aggregate cost of real estate for federal income tax purposes at December 31, 2002 is approximately $14,200,000.

4.  Partnership Agreement

The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners' receiving their non-cumulative, non-compounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions are payable quarterly within sixty days of each quarters' end. Distributions to Limited Partners in 2000 were sufficient to meet the Annual Preferred Return and the first quarter of 2001, $139,865 was distributed to the General Partners. The Annual Preferred Return was not met in 2001 or 2002.


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

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 2002, cash restricted for working capital reserve purposes was $377,320.

5.  Related Party Transactions

The Partnership pays management fees to CREMCO, L.L.C., an affiliate of the General Partners. Management fees are calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for
Self-Storage. Total management fees for 2002 and 2001 were $151,626 and $161,293, respectively. The management agreements are subject to annual renewal. In addition, the Partnership reimburses CREMCO, L.L.C. for personnel costs directly attributable to property operations, totaling $339,074 and $312,032 in 2002 and 2001, respectively. These costs are included in property operations expenses in the accompanying consolidated statements of income. Unpaid fees and reimbursements, aggregating $9,209 at December 31, 2002 are included in accounts payable and accrued expenses in the accompanying balance sheet.

An affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $3,000 and $8,500, in 2002 and 2001, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                   (Balance of page intentionally left blank.)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT.

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

     The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2003:

        NAME                   AGE            POSITION

        John F. Kennedy        52             Director, President and Secretary

     John F. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1989 and is a general partner of the Associate General Partner. Mr. Kennedy is President, Chief Executive Officer, Chief Operating Officer and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Specified Properties. Mr. Kennedy has also been an officer, director and shareholder of several ChrisKen affiliates. Mr. Kennedy is currently a general partner in 5 affiliated private real estate limited partnerships located primarily in the Midwest as well as a principal of ChrisKen Growth & Income L.P. II, a public real estate limited partnership. Prior to co-founding The ChrisKen group of companies, he was involved from 1977 to 1978 with marketing various properties for American Invsco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy holds a Bachelor of Arts degree from DePaul University. Mr. Kennedy has been a licensed real estate broker since 1981.

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

     The following is a schedule of the compensation paid for the period ended December 31, 2002, by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:

Description of Transaction and                                     Amount of
Entity Receiving Compensation                                     Compensation

Reimbursement of property operating payroll costs to
   affiliate of General Partners                                   $ 339,074
Property Management Fee to affiliate of the General Partners         151,626
                                                                   ---------
                                                        Total      $ 490,700
                                                                   =========








ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) To the best knowledge of the Partnership, as of December 31, 2002, and March 15, 2003, no person held more than five percent (5%) of the Units.

     (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 2002, and March 15, 2003, 1,494 Limited Partners beneficially owned 35,965 Units. Messrs. Kennedy and Marten each own 245.3 (.7%) and, 235.3 (.7%) Units, respectively.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CREMCO, L.L.C., an affiliate of the General Partners, has provided management services for the Specified Properties, since July 1, 2000. The duties and responsibilities of the management agent include supervision of the day-to-day management of the operations of the Specified Properties, provision of long-range planning, and providing such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Specified Properties. Fees paid for management services are in addition to the General Partners' distributive share of cash flow. CREMCO, L.L.C. earned $151,626 and $161,293 in 2002 and 2001, respectively, for such management services. In addition, the Partnership reimbursed CREMCO, L.L.C. for payroll expenses for personnel directly related to property operations totaling $339,074 and $312,032 in 2002 and 2001, respectively.

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

     An affiliate, ChrisKen Support Services, Inc., of the General Partners leases space at Gold Coast Storage on the same terms as offered to third parties. During 2002 and 2001 the Partnership recognized rental revenue of $3,000 and $8,500, respectively, from this lease. Mr. Kennedy, President and a Trustee of ChrisKen Residential Trust, the entity that controls CREMCO, L.L.C. and Mr. John S. Marten, a former Executive Vice President - Property Management and Trustee of ChrisKen Residential Trust, own 245.3 and 235.3 Units of the Partnership, respectively.

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

     (b) Reports on Form 8-K.

     The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2002.

99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.  CONTROLS AND PROCEDURES.

     A. Evaluation of Disclosure Controls and Procedures

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, evaluated on January 15, 2003 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

     B. Changes in Internal Controls

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

                                      CHRISKEN PARTNERS CASH INCOME
                                      FUND L.P.


                                      By:      ChrisKen Income Properties, Inc.,
                                               Managing General Partner

Date: April 7, 2003                   By:      /S/ JOHN F. KENNEDY
                                               -------------------

                                               John F. Kennedy
                                               Director and President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 7, 2003                   By:      /S/ JOHN F. KENNEDY
                                               -------------------

                                               John F. Kennedy, Director
                                               and President of the
                                               Managing General Partner

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John F. Kennedy, certify that:

1. I have reviewed this annual report on Form 10-KSB of ChrisKen Partners Cash Income Fund L.P., a Delaware limited partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003

/s/John F. Kennedy
-----------------------
John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc.,
Managing General Partner
ChrisKen Partners Cash Income Fund L.P.

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert Mayer, certify that:

1. I have reviewed this annual report on Form 10-KSB of ChrisKen Partners Cash Income Fund L.P., a Delaware limited partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003

/s/Robert Mayer
-----------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc.,
Managing General Partner
ChrisKen Partners Cash Income Fund L.P.

Exhibit 99.1

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of ChrisKen Partners Cash Income Fund L.P., a Delaware limited partnership (the "Company"), on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John F. Kennedy, Chief Executive Officer of ChrisKen Income Properties, Inc., the managing general partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge and based on my review of the Report:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                By:      /s/John F. Kennedy
                                         ---------------------------------------
                                         John F. Kennedy
                                         Chief Executive Officer
                                         ChrisKen Income Properties, Inc.,
                                         Managing General Partner
                                         ChrisKen Partners Cash Income Fund L.P.

                                         April 7, 2003


A signed original of this written statement required by Section 906 has been provided to ChrisKen Partners Income Fund L.P. and will be retained by ChrisKen Partners Cash Income Fund L.P. and furnished to the Securities and Exchange commission or its staff upon request.

Exhibit 99.2

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of ChrisKen Partners Cash Income Fund L.P., a Delaware limited partnership (the "Company"), on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Mayer, Chief Financial Officer of ChrisKen Income Properties, Inc., the managing general partner of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge and based on my review of the Report:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                              By:      /s/Robert Mayer
                                       -----------------------------------------
                                       Robert Mayer
                                       Chief Financial Officer
                                       ChrisKen Income Properties, Inc.,
                                       Managing General Partner
                                       ChrisKen Partners Cash Income Fund L.P.

                                       April 7, 2003

A signed original of this written statement required by Section 906 has been provided to ChrisKen Partners Cash Income Fund L.P. and will be retained by ChrisKen Partners Cash Income Fund L.P. and furnished to the Securities and Exchange commission or its staff upon request.