Form 10QSB
period 2003-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2003-05-15
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     [X] QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

             DELAWARE                                   36-3521124
  --------------------------------              ---------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification Number)


345 North Canal Street, Chicago, Illinois                      60606
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

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX
                                                                        PAGE
                                                                        ----

PART I            FINANCIAL INFORMATION
                  ---------------------

         Item 1.  Consolidated Financial Statements (UNAUDITED)

                  Condensed Consolidated Balance Sheet at
                  March 31, 2003                                          2

                  Condensed Consolidated Statements of Income
                  for the Three Months Ended
                  March 31, 2003 and 2002                                 3

                  Condensed Consolidated Statement of Partners'
                  Capital for the Three Months Ended
                  March 31, 2003                                          4

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 2003
                  and 2002                                                5

                  Notes to Condensed Consolidated Financial Statements    6

         Item 2.  Management's Discussion and Analysis or
                           Plan of Operation                              7

         Item 3.  Controls and Procedures                                 11

PART II.          OTHER INFORMATION
                  -----------------

         Item 1.  Legal Proceedings                                       12

         Item 2.  Changes in Securities and Use of Proceeds               12

         Item 3.  Defaults Upon Senior Securities                         12

         Item 4.  Submissions of Matters to a Vote of
                           Security Holders                               12

         Item 5.  Other Information                                       12

         Item 6.  Exhibits and Reports on Form 8-K                        12

SIGNATURE                                                                 13

CERTIFICATIONS                                                            14

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Condensed Consolidated Balance Sheet

                                  March 3, 2003
                                    (UNAUDITED)

Assets
Cash and cash equivalents                                  $      791,560
Restricted cash                                                   377,320
Accounts receivable                                                28,069
Prepaid expenses                                                   31,270
                                                           ---------------
                                                                1,228,219
Investment in real estate, at cost:
   Land                                                         2,413,710
   Buildings and improvements                                  11,428,377
   Equipment                                                      746,670
                                                           ---------------
                                                               14,588,757
   Accumulated depreciation                                    (4,513,677)
                                                           ---------------
                                                               10,075,080

                                                           ---------------
Total assets                                               $   11,303,299
                                                           ===============

Liabilities and partners' capital
Accounts payable                                           $      209,334
Tenants' security deposits                                         98,347
Deferred income and prepaid rent                                  152,013
Accrued real estate taxes                                         205,495
                                                           ---------------
Total liabilities                                                 665,189

Partners' capital, 35,977 limited partnership
  units issued and outstanding                                 10,638,110

                                                           ---------------
Total liabilities and partners' capital                    $   11,303,299
                                                           ===============


SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)



                                                     Three Months Ended
                                                          March 31
                                                    2003            2002
                                                ----------------------------

REVENUE
Rental                                           $    649,916    $   687,832
Interest                                                    -          1,637
Other                                                  27,837         23,727
                                                ----------------------------
Total revenue                                         677,753        713,196

Expenses
Property operations                                   190,346        165,382
Depreciation                                          156,841        149,620
General and administrative                            264,672        211,686
Management fees - Affiliate                            34,710         38,880
                                                ----------------------------
Total expenses                                        646,569        565,568
                                                ----------------------------
Net income                                       $     31,184    $   147,628
                                                ============================
Net income allocated to general partners         $      3,118    $    14,763
                                                ============================
Net income allocated to limited partners         $     28,066    $   132,865
                                                ============================
Net income allocated to limited partners
   per limited partnership unit outstanding      $        .78    $      3.69
                                                ============================
Limited partnership units outstanding                  35,977         35,977
                                                ============================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Condensed Consolidated Statement of Partners' Capital

                        Three months ended March 31, 2003
                                   (UNAUDITED)



                                         Partners' Capital Accounts
                              -----------------------------------------------
                                 General           Limited
                                 Partners         Partners          Total
                              -----------------------------------------------

Balance at January 1, 2003         $436,230     $10,170,696     $10,606,926
Net income                            3,118          28,066          31,184
                              -----------------------------------------------
Balance at March 31, 2003          $439,348     $10,198,762     $10,638,110
                              ===============================================


SEE ACCOMPANYING NOTES.


                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)
                                                                           Three Months Ended
                                                                                March 31
                                                                          2003           2002
                                                                       -------------------------
Cash flows from operating activities
Net income                                                             $  31,184       $ 147,628
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                        156,841         149,620
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                     4,920           2,132
         (Increase) in prepaid expenses                                   (3,697)        (13,408)
       (Decrease) in accounts payable and accrued expenses               (61,705)       (149,589)
       Increase in deferred income and prepaid rent                        4,732          17,026
       Increase (Decrease) in tenants' security deposits                   3,101          (9,531)
                                                                     ----------------------------
Net cash flows provided by operating activities                          135,376         143,878

Cash flows from investing activities
Additions to investment in real estate                                   (96,856)        (92,851)
                                                                    ----------------------------
Cash flows used in investing activities                                  (96,856)        (92,851)

Net increase in cash and cash equivalents                                 38,520          51,027
Cash and cash equivalents, beginning of period                           753,040         301,355
                                                                     ----------------------------
Cash and cash equivalents, end of period                               $ 791,560       $ 352,382
                                                                     ============================


SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements are the representation of the General Partners and reflect all adjustments that are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the ChrisKen Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2002.

2.  SEGMENT INFORMATION

                                             Three Months Ended
                                March 31, 2003                MARCH 31, 2002
                            ----------------------------------------------------
                            Residential       Self      RESIDENTIAL      SELF
                             Apartment      Storage      APARTMENT     STORAGE
                              Complex       Facility      COMPLEX     FACILITY
                            ----------------------------------------------------

Property operating revenues  $ 415,202     $262,551      $ 425,007    $ 287,578
Operating income                63,813       19,980         94,266       72,005
Total assets                 6,015,432    4,354,808      6,489,865    4,589,128



A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                       Three Months Ended
                                                            March 31
                                                       2003          2002
                                                    -----------------------

Total operating income for reportable segments       $83,793      $166,271
General and administrative expense                   (52,609)      (19,254)
Interest income                                            -           611
                                                    -----------------------
Net income                                           $31,184      $147,628
                                                    =======================

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Partnership had cash and cash equivalents of $791,560 and $753,040 as of March 31, 2003, and December 31, 2002, respectively. The increase in cash and cash equivalents is primarily due to cash flow from operations generated in the first quarter, partially offset by decreased accounts payable and accrued expenses and increased investment in real estate. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 2003, and December 31,
2002), as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

     In the first quarter of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, acquired 130.839 outstanding Limited Partnership Units of the Partnership as a result of previously submitted unsolicited offers to the Partnership's Limited Partners.

     In February 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $292 per Unit. The offer expired on April 15, 2003. The Partnership's records indicate that as of May 8, 2003, 305 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In April 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $292 per Unit. The offer expires on August 15, 2003. The Partnership's records indicate that as of May 8, 2003, no Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer

     Management believes that the Limited Partnership Unit sales to CMG Partners L.L.C. will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Limited Partnership Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

     In 2001, at Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. The Partnership has received the necessary approval and building permit by the City of Chicago Building Department. Work on this project began in the second quarter of 2003. The Managing General Partner does not expect the cost of this project to exceed $175,000.

     In 2001, the Partnership agreed with the City of Chicago that it would complete repairs and tuck pointing with respect to the exterior walls at Gold Coast Storage property. Such work began in 2001 and was completed in November 2002, as required. The total cost for this project, $280,267, was funded from 2001 and 2002 operations. In performing the tuck-pointing work in 2002, additional structural improvements were identified. The additional capital expenditures were completed in the first quarter of 2003 at a cost of $68,500.

     In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of May 9, 2003, the structural engineer had completed an examination of 122 of the 199 apartments units and will continue to perform testing on the remaining apartment units as residents vacate those units. Based on the structural engineer's reports, the Managing General Partner believes that the remediation costs at Springdale Apartments can be funded out of the Partnership's cash flow. However, if further examination reveals that more extensive defects requiring remedial repairs exist with respect to the remaining units, it could have a material adverse impact on the Partnership's financial condition.

     In 2001, structural enhancements and repairs to the Specified Properties that the Managing General Partner deemed necessary and advisable were undertaken. As a result, 2001 major expenditures exceeded expenditures for such items for the few years preceding 2001. The increased level of expenditures for major repairs and improvements continued in 2002. All such expenditures were funded from operating cash flow. The Managing General Partner anticipates that major repairs and improvement expenditures in 2003 will exceed those incurred in 2001 and 2002 and such expenditures will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance of the Specified Properties. The level of future distributions to the Limited Partners is dependent on the overall performance of the Specified Properties, including capital expenditures and repairs.

     In 2002, the Managing General Partner engaged third party real estate firms to review the feasibility of converting the Springdale Apartments to condominiums through the sale of the individual apartment units rather than selling the property as an apartment community. Because the reports by such third party real estate firms were significantly less positive with respect to condominimization of the Springdale Apartments than the Managing General Partner anticipated, the Managing General Partner commissioned a more thorough feasibility report which recently was completed. As that later report also does not provide strong support for condominiumization, the Managing General Partner has decided to engage one or more third party brokers to solicit offers for sale of the Springdale Apartments. The Managing General Partner also has also decided to engage one or more third party brokers to solicit offers for sale of the Gold Coast Storage for sale as well. As of the date hereof, the brokers have not yet been engaged to solicit offers on either of the Specified Properties. If the Managing General Partner receives offers for sale of the Springdale Apartments and/or Gold Coast Storage that it believes are reasonable, a vote of the Limited Partners will be solicited.

     It should be noted, that on May 12, 2003, the Managing General Partner received a copy of a letter, dated May 9, 2003, from Mackenzie Patterson, Inc. and Robert J. Korslin to all of the Partnership's Limited Partners. Mackenzie Patterson, Inc. and Mr. Korslin indicate in their joint letter that they own 1,475 Units (approximately 4.1% of total Units outstanding). The Mackenzie/Korslin letter indicates that they are seeking a consent to "...cause the General Partners to market the properties". The Managing General Partner believes that it already has begun taking steps necessary to market the Springdale Apartments and Gold Coast Storage.

RESULTS OF OPERATIONS
---------------------

     Occupancy at the Springdale Apartments was 93% at March 31, 2003, 91% at December 31, 2002, and 92% at March 31, 2002. Rental revenue decreased during the three months ended March 31, 2003, as compared to the same period one year earlier, due primarily to a $10,920 increase in rent concessions and a $14,186 increase in vacancy loss, partially offset by a $12,344 increase in rental rates. The General Partners believe that occupancy at Springdale Apartments will remain between 89 - 94% for the remainder of 2003.

     Occupancy at Gold Coast Storage was 73.6% at March 31, 2003, 74.1% at December 31, 2002, and 74.8% at March 31, 2002. Rental revenue decreased during the three months ended March 31, 2003, as compared to the same period one year earlier, due primarily to a $29,216 increase in vacancy loss and a $3,600 increase in employee unit expense, partially offset by a $7,005 increase in rental rates. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2003 due to low occupancy resulting primarily from increased competition and overall weakened economic conditions. The General Partners believe that occupancy at Gold Coast will range between 72 - 80% for the remainder of 2003.

     Management continues to aggressively market both apartment units at Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages and rental rates. There can be no assurance, however, that increases will occur.

     Total revenue of $415,202 for Springdale Apartments for the three months ended March 31, 2003, decreased approximately 2.3% from total revenue of $425,007 for the three months ended March 31, 2002. The decrease in revenue resulted primarily from increased vacancy loss and concession expense partially offset by increased rental rates, as mentioned above, and a $3,368 increase in sundry income. Total revenue of $262,551 for Gold Coast Storage for the three months ended March 31, 2003, decreased by approximately 8.7% from total revenue of $287,578 for the three months ended March 31, 2002. The decrease in revenue resulted primarily from increased vacancy loss and employee unit expense, partially offset by increased rental rates, as mentioned above. Overall total revenue of $677,753 for the Specified Properties for the three months ended March 31, 2003, decreased by approximately 4.9% from the total revenue of $712,585 for the three months ended March 31, 2002, due to the factors detailed above.

     Expenses for the three months ended March 31, 2003, attributable to Springdale Apartments of $351,389 were approximately 6.2% higher than expenses for the three months ended March 31, 2002, of $330,741, due to higher property operations, advertising and marketing, depreciation and general and administrative expenses, partially offset by decreased repairs and maintenance expense. Property operation expenses are higher due to a $17,833 increase in gas and fuel expense, partially offset by a $5,815 decrease in painting and decorating expense. Gas and fuel expense increased due to an increase in rates and increased usage. Painting and decorating decreased primarily due to non-recurring expenses incurred in 2002 related to the painting of common hallways. Advertising and marketing expense increased primarily due to increased advertising to improve occupancy. Depreciation expense increased from $97,664 in 2002 to $103,510 in 2003 due to fixed asset additions. General and administrative expenses are higher due to the following increases in expense: administrative salaries and commission, $4,467, membership dues, $1,528, legal and eviction fees, $2,432, and property insurance, $2,858, partially offset by the following decreases in expense: bad debt expense, $6,251, and miscellaneous expense, $3,930. Repairs and maintenance is lower due to the following decreases in expense: structural repairs and supplies, $7,216, and electrical supplies and repairs, $3,034. Structural repairs and supplies decreased primarily due to 2002 non-recurring chimney repairs costing $5,318. Management fee expense in 2003 is comparable to 2002 expense.

     Expenses for the three months ended March 31, 2003, attributable to Gold Coast Storage of $242,572 were approximately 12.5% higher than expenses for the three months ended March 31, 2002, of $215,573, due to higher property operations, and advertising expenses, partially offset by decreased repair and maintenance expenses. Property operation expenses increased in 2003 primarily due to a $28,729 increase in gas and fuel costs and a $1,539 increase in non-recoverable insurance losses. Gas and fuel expense increased due to higher rates and increased usage. Repair and maintenance decreased due a $10,241 decrease in structural repairs, partially offset by a $1,405 increase in janitorial costs. Structural repairs decreased primarily due to 2002 non-recurring elevator repairs costing $10,482. Depreciation expense in 2003 is comparable to 2002 expense. General and administrative expenses during 2003 are, in total, comparable to 2002 expense. Management fee expense is lower in 2003, compared to 2002 expense, due to reduced income.

     Overall expenses incurred by the Specified Properties for the three months ended March 31, 2003, of $593,961 were approximately 8.7% higher than the three months ended March 31, 2002, of $546,314, primarily due to the factors detailed above. Management anticipates that operational expenses in 2003, excluding utilities, will be similar to those experienced in 2002.

     Operating income for the three months ended March 31, 2003, of $63,813 from Springdale Apartments decreased 32.3%, as compared to the three months ended March 31, 2002, of $94,266, primarily due to decreased revenue, higher property operations, advertising and marketing, depreciation and general and administrative expenses, partially offset by decreased repairs and maintenance costs. Net operating income for the three months ended March 31, 2003, of $19,980 from Gold Coast Storage decreased 72.3%, as compared to net income for the three months ended March 31, 2002, of $72,005, due to decreased revenue and higher property operations and advertising expense, partially offset by decreased repairs and maintenance and management fee expenses.

     Neither the Partnership nor the Specified Properties earned interest income for the three months ended March 31, 2003. The Partnership and Springdale Apartments earned $611 and $1,026 respectively during the three months ended one year earlier. Interest income has steadily diminished due not only to declining interest rates but also due to increased bank fees that require higher offsetting compensating cash balances. The Partnership will be exploring new banking technology that should reduce service fees thereby lowering required offsetting cash balances, which in turn will restore interest earnings. General and administrative expenses incurred by the Partnership for the three months ended March 31, 2003, of $52,609 increased from the three months ended one year earlier of $19,254. The following increases in expense are due primarily to the timing of payments: general and administrative expense, $13,067, accounting and tax service fees, $12,950, and professional fees, $7,338.

     Overall net income for the Specified Properties for the three months ended March 31, 2003 of $31,184 decreased 78.9%, as compared to the three months ended March 31, 2002, of $147,628, primarily due to decreased revenue and increased expenses as discussed above.

     Net cash flows provided by operations for the three months ended March 31, 2003, was $135,376 compared to net cash flows provided by operations of $143,878 for the three months ended March 31, 2002. The decrease was primarily the result of decreased net income before depreciation expense and a lesser increase in deferred income, partially offset by a lesser reduction of accounts payable and accrued expenses, an increase in resident security deposits and a lesser increase in prepaid expenses. Investment in real estate at the Specified Properties increased by $96,856 for the three months ended March 31, 2003, compared to an increase of $92,851 for the same period one year ago. Additions to investment in real estate at Springdale Apartments during the first quarter of 2003 included the renovation of four apartments, and continued carpet and appliance replacement. Additions to investment in real estate at Gold Coast Storage during the first quarter of 2003 included exterior structural improvements. As discussed in "-Liquidity and Capital Resources" above, the Managing General Partner anticipates that 2003 expenditures on major repairs and improvements at the Specified Properties will exceed those incurred in 2001 and 2002. The level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements. While the General Partners hope to increase net income generated by the Specified Properties in 2003 as compared to 2002 by increasing occupancy and rental rates, current economic conditions generally may limit their ability to do so. The General Partners believe that in certain markets, current economic conditions will continue to have a negative effect on the multifamily housing markets in part because decreased home mortgage rates that have encouraged first time home purchases. Although a report issued by Fannie Mae in 2002 indicated that mortgage rates were expected to rise in 2002, such rates remained low through the first quarter of 2003. The Managing General Partner cannot predict how or when such increases will impact demand for apartment properties like those at the Springdale Apartments or demand for storage. No distributions to Limited or General Partners were paid in the first quarter of 2003 or the first quarter of 2002. After reviewing the Partnership's 2003 budgeted net cash flow and considering the level of cash and cash equivalents held by the Partnership, the Managing General Partner decided to cautiously restore distributions to Limited Partners. An aggregate distribution of $354,733 will be paid to Limited Partners during the second quarter of 2003. Future distributions to Limited Partners are dependent upon the Partnership achieving its budgeted goals during 2003 and other unknown factors.

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


ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, evaluated on May 8, 2003 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.

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

                                     PART II

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


ITEM 1. LEGAL PROCEEDINGS. The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, L.L.C., the Partnership's management agent, sued CRT, CRT's three independent trustees, John F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) and CREMCO, L.L.C. (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General Partners are parties to that litigation. The litigation is pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division.


Items 2 through 5 are omitted because of the absence of conditions under which they are required.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits.

                         99.1 Certification of CEO pursuant to 18 U.S.C. Section
                    1350,   as  adopted   pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002.

                         99.2 Certification of CFO pursuant to 18 U.S.C. Section
                    1350,   as  adopted   pursuant   to   Section   906  of  the
                    Sarbanes-Oxley Act of 2002.

               (b) Reports on Form 8 - K.

                         No Reports on Form 8-K were  filed  during the  quarter
                    ended March 31, 2003.

                                   SIGNATURES
                                   -----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                CHRISKEN PARTNERS CASH INCOME FUND L.P.
                                --------------------------------------
                                             (Registrant)


                                     By:      ChrisKen Income Properties
                                              Inc., Managing General
                                              Partner


Date:  May 15, 2003                  By:      /S/JOHN F. KENNEDY
                                              -------------------------
                                              John F. Kennedy
                                              Director and President

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

Date: May 15, 2003

/S/JOHN F. KENNEDY
---------------------
John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc.,
Managing General Partner
ChrisKen Partners Cash Income Fund L.P.

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

Date: May 15, 2003

/S/ROBERT MAYER
----------------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc.,
Managing General Partner
ChrisKen Partners Cash Income Fund L.P.