Form 10QSB
period 2003-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2003-08-14
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


           Delaware                                       36-3521124
---------------------------------               --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification Number)


345 North Canal Street, Chicago, Illinois                60606
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


Yes     [X]     No     [ ]
        ---            ---

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                            Page
PART I            Financial Information

     Item 1. Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheet at June 30, 2003           2

               Condensed Consolidated Statements of Income for the Three
               and Six Months Ended June 30, 2003 and 2002                     3

               Condensed Consolidated Statement of Partners' Capital for
               the Six Months Ended June 30, 2003                              4

               Condensed  Consolidated  Statements  of  Cash  Flows  for
               the Six Months Ended June 30, 2003 and 2002                     5

               Notes to Condensed Consolidated Financial Statements            6

     Item 2. Management's Discussion and Analysis or Plan of Operation         7

     Item 3. Controls and Procedures                                          11

PART II. Other Information

     Item 1. Legal Proceedings                                                13

     Item 2. Changes in Securities                                            13

     Item 3. Defaults Upon Senior Securities                                  13

     Item 4. Submissions of Matters to a Vote of Security Holders             13

     Item 5. Other Information                                                13

     Item 6. Exhibits and Reports on Form 8-K                                 13

SIGNATURE                                                                     14

CERTIFICATIONS                                                                15

                    ChrisKen Partners Cash Income Fund, L.P.
                        (A Delaware Limited Partnership)


                      Condensed Consolidated Balance Sheet

                                  June 30, 2003
                                   (Unaudited)



Assets
Cash and cash equivalents                                 $      589,898
Restricted cash                                                  377,320
Accounts receivable                                               29,076
Prepaid expenses                                                  10,477
                                                       -------------------
                                                               1,006,771
Investment in real estate, at cost:
   Land                                                        2,413,710
   Buildings and improvements                                 11,479,574
   Personal property                                             760,945
                                                       -------------------
                                                              14,654,229
   Accumulated depreciation                                   (4,669,986)
                                                       -------------------
                                                               9,984,243

                                                       -------------------
Total assets                                               $  10,991,014
                                                       ===================

Liabilities and partners' capital
Accounts payable                                         $       138,719
Tenants' security deposits                                        94,869
Deferred income and prepaid rent                                 156,111
Accrued real estate taxes                                        228,854
                                                       -------------------
Total liabilities                                                618,553

Partners' capital, 35,977 limited partnership
   units issued and outstanding                                10,372,461
                                                       -------------------
Total liabilities and partners' capital                    $  10,991,014
                                                       ===================

See accompanying notes.

                    ChrisKen Partners Cash Income Fund, L.P.
                        (A Delaware Limited Partnership)



                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                         Three Months Ended               Six Months Ended
                                                               June 30                         June 30
                                                        2003            2002            2003            2002
                                                  -----------------------------------------------------------------

Revenue
Rental                                                $  659,868      $  677,751       $1,309,784     $1,365,583
Interest                                                       -             948                -          2,586
Other                                                     26,426          29,368           54,263         53,094
                                                  -----------------------------------------------------------------
Total revenue                                            686,294         708,067        1,364,047      1,421,263

Expenses
Property operations                                      161,434         153,964          351,780        319,346
Depreciation                                             156,309         154,529          313,150        304,149
General and administrative                               243,497         254,169          508,169        465,855
Management fees - Affiliate                               35,970          38,470           70,680         77,350
                                                  -----------------------------------------------------------------
Total expenses                                           597,210         601,132        1,243,779      1,166,700
                                                  -----------------------------------------------------------------
Net income                                            $   89,084      $  106,935       $  120,268     $  254,563
                                                  =================================================================
Net income allocated to general partners              $    8,908      $   10,694       $   12,027     $   25,456
                                                  =================================================================
Net income allocated to limited partners              $   80,176      $   96,241       $  108,241     $  229,107
                                                  =================================================================
Net income allocated to limited partners per
   limited partnership unit outstanding               $    2.23       $    2.68        $    3.01      $    6.37
                                                  =================================================================
Limited partnership units outstanding                     35,977          35,977           35,977         35,977
                                                  =================================================================

See accompanying notes.

                    ChrisKen Partners Cash Income Fund, L.P.
                        (A Delaware Limited Partnership)


              Condensed Consolidated Statement of Partners' Capital

                         Six months ended June 30, 2003
                                   (Unaudited)



                                        Partners' Capital Accounts
                           -----------------------------------------------------

                           General Partners   Limited Partners       Total
                           -----------------------------------------------------

Balance at January 1, 2003      $436,230         $10,170,696       $10,606,926
Distributions (A)                      0            (354,733)         (354,733)
Net income                        12,027             108,241           120,268
                           -----------------------------------------------------
Balance at June 30, 2003        $448,257          $9,924,204       $10,372,461
                           =====================================================

(A) Summary of 2003 quarterly cash distributions paid per limited partnership unit:

First quarter                          $0.00
Second quarter                         $9.86

See accompanying notes.

                    ChrisKen Partners Cash Income Fund, L.P.
                        (A Delaware Limited Partnership)



                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                              June 30
                                                                                        2003            2002
                                                                                --------------------------------

Cash flows from operating activities
Net income                                                                            $120,268        $254,563
Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation                                                                      313,150         304,149
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                                   3,914           4,133
           Decrease in prepaid expenses                                                 17,095          11,822
       Decrease in accounts payable and accrued expenses                              (108,961)       (144,791)
       Increase in deferred income and prepaid rent                                      8,830          12,236
       (Decrease) in tenants' security deposits                                           (377)         (4,691)
                                                                                --------------------------------
Net cash flows provided by operating activities                                        353,919         437,421

Cash flows from investing activities
Additions to investment in real estate                                                (162,328)       (167,661)
                                                                                --------------------------------
Cash flows used in investing activities                                               (162,328)       (167,661)

Cash flows from financing activities
Distributions to partners                                                             (354,733)       (314,331)
                                                                                --------------------------------
Cash flows used in financing activities                                               (354,733)       (314,331)
                                                                                --------------------------------
Net decrease in cash and cash equivalents                                             (163,142)        (44,571)
Cash and cash equivalents, beginning of period                                         753,040         301,355
                                                                                --------------------------------
Cash and cash equivalents, end of period                                              $589,898        $256,784
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

2. Segment Information

                                                                           Three months Ended June 30,
                                                                      2003                             2002
                                                        --------------------------------------------------------------
                                                           Residential       Self           Residential       Self
                                                            Apartment       Storage          Apartment       Storage
                                                             Complex       Facility           Complex       Facility
                                                        --------------------------------------------------------------

Property operating revenues                                 $  426,892    $  259,402         $  440,088    $  265,620
Operating income                                                83,078        28,385             98,165        34,547
Total assets                                                 5,821,301     4,371,218          6,257,416     4,480,934

                                                                            Six months Ended June 30,
                                                                      2003                             2002
                                                        --------------------------------------------------------------
                                                           Residential       Self           Residential       Self
                                                            Apartment       Storage          Apartment       Storage
                                                             Complex       Facility           Complex       Facility
                                                        --------------------------------------------------------------

Property operating revenues                                 $  842,094    $  521,953         $  867,095    $  553,198
Operating income                                               146,891        48,365            192,431       106,552


A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                             Three Months Ended                Six Months Ended
                                                                  June 30                          June 30
                                                        -----------------------------     ---------------------------
                                                               2003          2002               2003         2002

Total operating income for reportable segments               $111,463      $132,712           $195,256     $298,983
General and administrative expense                            (22,379)      (26,136)           (74,988)     (45,390)
Interest income                                                     -           359                  -          970
                                                        -----------------------------     ---------------------------
Operating income                                             $ 89,084      $106,935           $120,268     $254,563
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

Liquidity and Capital Resources

     The Partnership had cash and cash equivalents of $589,898 and $753,040 as of June 30, 2003, and December 31, 2002, respectively. The reduction in cash and cash equivalents is primarily due to additions to investment in real estate and other assets, a distribution to the Limited Partners in the second quarter, and reductions in accrued real estate taxes and accounts payable and other liabilities, partially offset by cash flow from operations for the first six months of 2003, a decrease in prepaid expenses and an increase in deferred rental income. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 2003, and December 31, 2002) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The Partnership holds the Specified Properties described above on an unencumbered or all cash basis.

     In the first quarter of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, acquired 130.8398 outstanding Limited Partnership Units of the Partnership as a result of previously submitted unsolicited offers to the Partnership's Limited Partners.

     In February 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $292 per Unit. The offer expired on April 15, 2003. The Partnership's records indicate that as of August 11, 2003, 424 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In April 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $292 per Unit. The offer expires on August 15, 2003. The Partnership's records indicate that as of August 11, 2003, 260 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

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

     In 2001, at Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. The Partnership has received the necessary approval and building permit by the City of Chicago Building Department. Work on this project began in the second quarter and completion is expected in the third quarter of 2003. The Managing General Partner does not expect the cost of this project to exceed $175,000.

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

     In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of August 8, 2003, the structural engineer had completed an examination of 128 of the 199 apartments units and will continue to perform testing on the remaining apartment units as residents vacate those units. Based on the structural engineer's reports, the Managing General Partner believes that the remediation costs at Springdale Apartments can be funded out of the Partnership's cash flow. However, if further examination reveals that more extensive defects requiring remedial repairs exist with respect to the remaining units, it could have a material adverse impact on the Partnership's financial condition.

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

     In 2002, the Managing General Partner engaged third party real estate firms to review the feasibility of converting the Springdale Apartments to condominiums through the sale of the individual apartment units rather than selling the property as an apartment community. Because the reports by such third party real estate firms were significantly less positive with respect to condominimization of the Springdale Apartments than the Managing General Partner anticipated, the Managing General Partner commissioned a more thorough feasibility report which recently was completed. As that later report also did not provide strong support for condominiumization, the Managing General Partner decided to engage one or more third party brokers to solicit offers for sale of the Springdale Apartments. The Managing General Partner also decided to engage one or more third party brokers to solicit offers for sale of the Gold Coast Storage. As of the date hereof, a broker has been engaged to solicit offers for sale of the Springdale Apartments, however, a broker or brokers is not expected to be engaged to solicit offers on Gold Coast Storage for approximately 60 to 90 days. If the Managing General Partner receives offers for sale of the Springdale Apartments and/or Gold Coast Storage that it believes are reasonable, a vote of the Limited Partners will be solicited.

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

Results of Operations

     Occupancy at the Springdale Apartments was 92% at June 30, 2003, 91% at December 31, 2002, and 97% at June 30, 2002. Rental revenue decreased during the six months ended June 30, 2003, as compared to the same period one year earlier, due primarily to a $37,225 increase in vacancy loss and a $10,423 increase in rent concessions, partially offset by a $20,664 increase in rental rates. The General Partners believe that occupancy at Springdale Apartments will remain between 89 - 94% for the remainder of 2003.

     Occupancy at Gold Coast Storage was 77.5% at June 30, 2003, 74.1% at December 31, 2002, and 73.5% at June 30, 2002. Rental revenue decreased during the six months ended June 30, 2003, as compared to the same period one year earlier, primarily due to a $60,611 increase in vacancy loss, partially offset by a $32,629 increase in rental rates. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2003 due to lower occupancy resulting primarily from overall weakened economic conditions and increased competition. The General Partners believe that occupancy at Gold Coast will remain between 72 - 80% for the remainder of 2003.

     Management continues to aggressively market both apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. There can be no assurance, however, that increases will occur.

     Total revenue of $842,094 for Springdale Apartments for the six months ended June 30, 2003, decreased approximately 2.9% from total revenue of $867,095 for the six months ended June 30, 2002. The decrease in revenue resulted primarily from increased vacancy loss and rent concessions, partially offset by increased rental rates, as mentioned above. Total revenue at Gold Coast Storage decreased by approximately 5.7% from $553,198 for the six months ended June 30, 2002, to $521,953 for the six months ended June 30, 2003, due to a net decrease in rental revenue of approximately 5.9%. Overall total revenue for the Specified Properties for the six months ended June 30, 2003, of $1,364,047 decreased by 4% from the total revenue of $1,420,293 for the six months ended June 30, 2002, due to the factors detailed above.

     Expenses for the six months ended June 30, 2003, attributable to Springdale Apartments of $695,203 were approximately 3% higher than expenses for the six months ended June 30, 2002, of $674,664, due to higher property operating, depreciation, and general and administrative expenses, partially offset by decreased repair and maintenance expenses. Property operating expenses are higher due primarily a $25,626 increase in gas and fuel expense, partially offset by a $9,133 decrease in non-recurring painting and decorating expense. Gas and fuel expense increased due to an increase in rates and usage. Painting and decorating decreased primarily due to non-recurring expenses incurred in 2002 related to the painting of common hallways. Depreciation expense is higher in 2003 due to fixed asset additions. General and administrative expenses are higher due to the following increases in expense: data processing, $1,049, property insurance expense, $5,717, office and administrative salaries and commission, $6,376, payroll taxes, $2,932, legal and eviction fees, $2,370, and advertising expense, $10,809, partially offset by the following decreases in expense: bad debt expense, $6,467, professional fees, $5,418, and miscellaneous expense, $3,930. Office and administrative salaries increased due to the hiring of an additional leasing person in 2003. Advertising was increased to help improve occupancy. Repair and maintenance expenses are lower due to the following  decreases  in expense:  grounds  maintenance  and  supplies,  $2,270,
plumbing  repairs  and  supplies,  $2,037,  painting  and  decorating,   $4,691,
electrical repairs and supplies, $3,558, and structural repairs and supplies, $9,486, partially offset by a $2,599 increase in maintenance salaries. Structural repairs decreased in 2003 primarily due to a reduction in expenses, compared to 2002, related to joist reinforcements and tub surround replacements, and chimney cap replacement costs of $5,318 incurred in 2002. Management fee expense in 2003 is comparable to 2002 expense.

     Expenses attributable to Gold Coast Storage for the six months ended June 30, 2003, of $473,588 are 6% higher compared to expenses for the six months ended June 30, 2002, of $446,646 due to higher property operating, and depreciation expense, partially offset by lower repair and maintenance and general and administrative expenses. Property operating expenses are higher in 2003, as compared to the first six months of 2002, due to a $31,713 increase in gas and fuel costs, and a $3,078 increase in nonrecoverable insurance loss. Gas and fuel expense increased due to higher rates and usage. Depreciation expense is higher due to fixed asset additions. Repairs and maintenance are lower in 2003 due to a $10,045 decrease is nonrecurring structural repairs, partially offset by the following increases in expense: janitorial supplies and contracts, $3,383, maintenance salaries, $2,994, and recurring elevator maintenance, $1,748. Structural repairs decreased primarily due to 2002 non-recurring elevator repairs costing $10,482. General and administrative expenses during 2003 are lower than 2002, due to the following decreases in expense: professional fees, $10,576, and office and administrative expenses, $2,547, partially offset by the following increases in expense: legal and eviction fees, $3,323, office and administrative salaries and commission, $1,146, bad debt expense, $1,317, property insurance, $1,596. Professional fees are lower in 2003 primarily due to valuation expenses of $10,924 incurred in 2002. Management fees are lower due to reduced income.

     Overall expenses incurred by the Specified Properties for the six months ended June 30, 2003, of $1,168,791 increased approximately 4.2% from the six months ended June 30, 2002, of $1,121,310 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that operational expenses in 2003, excluding utilities, will be similar to those experienced in 2002.

     Operating income for the six months ended June 30, 2003, of $146,891 from Springdale Apartments decreased 23.7% from the six months ended June 30, 2002, of $192,431 primarily due to decreased revenue, and increased property operations, advertising and marketing, depreciation and general and administrative expenses, partially offset by decreased repair and maintenance costs. Operating income for the six months ended June 30, 2003, of $48,365 from Gold Coast Storage decreased 54.6% as compared to net income for the six months ended June 30, 2002, of $106,552 due primarily to decreased revenue, and increased property operations expense, partially offset by decreased general and administrative and management fee expenses.

     Neither the Partnership nor the Specified Properties earned interest income for the six months ended June 30, 2003. The Partnership and Springdale Apartments earned $970 and $1,616 respectively during the six months ended one year earlier. Interest income has steadily diminished due not only to declining interest rates but also due to increased bank fees that require higher offsetting compensating cash balances. The Partnership will be exploring new banking technology that should reduce service fees thereby lowering required offsetting cash balances, which in turn will restore interest earnings. Administrative expenses incurred by the Partnership for the six months ended June 30, 2003, of $74,988 increased by approximately 65.2% from the six months ended one year earlier of $45,390. General and administrative expenses increased $15,036 in the first six months of 2003, compared to the first six months of 2002, due primarily to the timing of payments made in the first and second quarters of 2003 for printing and postage expenses. Comparable expenses for 2002 were paid in the third quarter of 2002. Accounting and tax service fees increased $7,316. Professional fees increased $7,106 in the first six months of 2003, compared to the first six months of 2002, due, in part, to the timing of payments made in the first and second quarters of 2003 for professional fees. Comparable expenses for 2002 were paid in the third quarter of 2002.

     Overall net income for the six months ended June 30, 2003, of $120,268 decreased 52.8% from the six months ended June 30, 2002, of $254,563 due to increased expenses and decreased rental revenue as discussed above.

     Net cash flows provided by operations for the six months ended June 30, 2003, was $353,919 compared to net cash flows provided by operations of $437,421 for the six months ended June 30, 2002. The decrease was primarily the result of decreased net income before depreciation expense, partially offset by a lesser reduction in accounts payable and other liabilities. Expenditures on investment in real estate at the Specified Properties decreased to $162,328 for the six months ended June 30, 2003, compared to $167,661 for the same period one year ago. Additions to investment in real estate at Springdale Apartments for the six months ended June 30, 2003, included the renovation of six apartments, replacement of the water heater in one building and continued carpet, and appliance replacement as necessary. Additions to investment in real estate at Gold Coast Storage for the six months ended June 30, 2003 included exterior structural improvements, and fire window installation. Distributions to Limited Partners during the six months ended June 30, 2003 totaled $354,733 compared to distributions of $314,331 during the six months ended June 30, 2002. As discussed in "-Liquidity and Capital Resources" above, the Managing General Partner anticipates that 2003 expenditures on major repairs and improvements at the Specified Properties will exceed those incurred in 2001 and 2002. The level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements. While the General Partners hope to increase net income generated by the Specified Properties in 2003 as compared to 2002 by increasing occupancy and rental rates, current economic conditions generally may limit their ability to do so. The General Partners believe that in certain markets, current economic conditions will continue to have a negative effect on the multifamily housing markets in part because of decreased home mortgage rates that have encouraged first time home purchases. Although a report issued by Fannie Mae in 2002 indicated that mortgage rates were expected to rise in 2002, such rates reached forty-year record low levels during the first half of 2003 and only slightly increased during the third quarter. The Managing General Partner cannot predict how or when such increases will impact demand for apartment properties like those at the Springdale Apartments or demand for storage. Future distributions to Limited Partners are dependent upon the Partnership achieving its budgeted goals during 2003 and other unknown factors.

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

Evaluation of Disclosure Controls and Procedures

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, evaluated on August 11, 2003 the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them.


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



Item 6. Exhibits and Reports on Form 8-K.

     (A)  Exhibits.

          99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (B)  Reports on Form 8 - K.

                           A Report Form 8-K was filed on June 6, 2003. No other reports on Form 8-K were filed during the quarter ended June 30, 2003.

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


                                         ChrisKen Partners Cash Income Fund L.P.
                                         (Registrant)


                                         By:   ChrisKen Income Properties
                                               Inc., Managing General
                                               Partner


Date: August 14, 2003                           By:   /s/John F. Kennedy
                                                      -------------------------
                                                      John F. Kennedy
                                                      Director and President

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003

/s/Robert Mayer
-----------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc.,
Managing General Partner
ChrisKen Partners Cash Income Fund L.P.