Form 10QSB
period 2003-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2003-11-14
CIK 815278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[ ]                    TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               --------------------   ------------------
Commission File Number  0-17602
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


Yes    X    No
     -----      -----

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

Yes         No    X
     -----      -----

                     CHRISKEN PARTNER CASH INCOME FUND L.P.

                                      INDEX

                                                                            PAGE

PART I FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (UNAUDITED)

          Condensed Consolidated Balance Sheet at September 30, 2003           2

          Condensed  Consolidated  Statements  of Income  for the Three
          and Nine Months Ended September 30, 2003 and 2002                    3

          Condensed  Consolidated  Statement of  Partners'  Capital
          for the Nine Months Ended September 30, 2003                         4

          Condensed  Consolidated  Statements  of Cash Flows for the
          Nine Months Ended September 30, 2003 and 2002                        5

          Notes to Condensed Consolidated Financial Statements                 6

     Item 2. Management's Discussion and Analysis or Plan of Operation         7

     Item 3. Controls and Procedures                                          11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                12

     Item 2. Changes in Securities                                            12

     Item 3. Defaults Upon Senior Securities                                  12

     Item 4. Submissions of Matters to a Vote of Security Holders             12

     Item 5. Other Information                                                12

     Item 6. Exhibits and Reports on Form 8-K                                 12

SIGNATURE                                                                     13

CERTIFICATIONS                                                                14

                                     PART I

Item 1. Condensed Consolidated Financial Statements (UNAUDITED)

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Condensed Consolidated Balance Sheet

                               September 30, 2003
                                   (UNAUDITED)



 ASSETS
 Cash and cash equivalents                                    $     761,987
 Restricted cash                                                    377,320
 Accounts receivable                                                 42,448
 Prepaid expenses                                                    47,545
                                                          -------------------
                                                                  1,229,300
 Investment in real estate, at cost:
    Land                                                          2,413,710
    Buildings and improvements                                   11,570,611
    Personal property                                               779,479
                                                          -------------------
                                                                 14,763,800
    Accumulated depreciation                                     (4,824,859)
                                                          -------------------
                                                                  9,938,941

                                                          -------------------
 Total assets                                                   $11,168,241
                                                          ===================

 LIABILITIES AND PARTNERS' CAPITAL
 Accounts payable                                           $       186,275
 Tenants' security deposits                                          93,678
 Deferred income and prepaid rent                                   138,983
 Accrued real estate taxes                                          237,032
                                                          -------------------
 Total liabilities                                                  655,968

 Partners' capital, 35,977 limited partnership
    units issued and outstanding                                 10,512,273
                                                          -------------------
 Total liabilities and partners' capital                        $11,168,241
                                                          ===================

 SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30                    SEPTEMBER 30
                                                        2003            2002            2003            2002
                                                  -----------------------------------------------------------------
 REVENUE
 Rental                                              $   669,762     $   692,055       $1,979,546     $2,057,638
 Interest                                                      -               -                -          2,586
 Other                                                    23,992          27,086           78,255         80,181
                                                  -----------------------------------------------------------------
 Total revenue                                           693,754         719,141        2,057,801      2,140,405

 EXPENSES
 Property operations                                     152,769         157,242          504,549        476,589
 Depreciation                                            154,873         154,300          468,023        458,449
 General and administrative                              208,910         241,749          717,079        708,120
 Management fees - Affiliate                              37,390          37,680          108,070        115,030
                                                  -----------------------------------------------------------------
 Total expenses                                          553,942         590,971        1,797,721      1,758,188
                                                  -----------------------------------------------------------------
 Net income                                          $   139,812     $   128,170       $  260,080     $  382,217
                                                  =================================================================
 Net income allocated to general partners            $     13,981    $     12,817      $    26,008    $    38,222
                                                  =================================================================
 Net income allocated to limited partners            $   125,831     $   115,353       $  234,072     $  343,995
                                                  =================================================================
 Net income allocated to limited partners per
    limited partnership unit outstanding             $    3.50       $     3.21        $    6.51      $    9.56
                                                  =================================================================
 Limited partnership units outstanding                   35,977           35,977           35,977         35,977
                                                  =================================================================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Condensed Consolidated Statement of Partners' Capital

                      Nine months ended September 30, 2003
                                   (UNAUDITED)


                                                                    PARTNERS' CAPITAL ACCOUNTS
                                                     -------------------------------------------------------------

                                                         GENERAL PARTNERS      LIMITED PARTNERS      TOTAL
                                                     -------------------------------------------------------------

 Balance at January 1, 2003                                 $436,230              $10,170,696         $10,606,926
 Distributions (A)                                                 -                 (354,733)           (354,733)
 Net income                                                   26,008                  234,072             260,080
                                                     -------------------------------------------------------------
 Balance at September 30, 2003                              $462,238              $10,050,035         $10,512,273
                                                     =============================================================

(A) Summary of 2003 quarterly cash distributions paid per limited partnership unit:

 First quarter                                       $0.00
 Second quarter                                      $9.86
 Third quarter                                       $0.00

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                      2003           2002
                                                                                --------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $260,080        $382,217
 Adjustments to reconcile net income to net cash flows provided by operating activities:
      Depreciation                                                                     468,023         458,449
      Net changes in operating assets and liabilities:
        (Increase)Decrease in accounts receivable                                       (9,458)          1,229
        (Increase) in prepaid expenses                                                 (19,974)        (12,064)
        (Increase) in other assets                                                           -         (26,017)
        (Decrease) in accounts payable and accrued expenses                            (53,225)        (20,965)
        (Decrease) in deferred income and prepaid rent                                  (8,299)           (469)
        (Decrease) in tenants' security deposits                                        (1,568)         (8,816)
                                                                                --------------------------------
 Net cash flows provided by operating activities                                       635,579         773,564

 CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to investment in real estate                                               (271,899)       (176,761)
                                                                                --------------------------------
 Cash flows used in investing activities                                              (271,899)       (176,761)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Distributions to partners                                                            (354,733)       (314,331)
                                                                                --------------------------------
 Cash flows used in financing activities                                              (354,733)       (314,331)
                                                                                --------------------------------
 Net increase in cash and cash equivalents                                               8,947         282,472
 Cash and cash equivalents, beginning of period                                        753,040         301,355
                                                                                --------------------------------
 Cash and cash equivalents, end of period                                             $761,987        $583,827
                                                                                ================================

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

1.   INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the ChrisKen Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2002. .

2.   SEGMENT INFORMATION

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                   2003                              2002
                                                        --------------------------------------------------------------
                                                         RESIDENTIAL       SELF           RESIDENTIAL       SELF
                                                          APARTMENT      STORAGE           APARTMENT       STORAGE
                                                           COMPLEX       FACILITY           COMPLEX       FACILITY
                                                        --------------------------------------------------------------

Property operating revenues                               $   431,989   $  261,765        $   450,875    $  268,266
Operating income                                               88,098       58,750            100,221        49,157
Total assets                                                5,744,146    4,371,821          6,155,392     4,376,886

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                   2003                              2002
                                                        --------------------------------------------------------------
                                                         RESIDENTIAL       SELF           RESIDENTIAL       SELF
                                                          APARTMENT      STORAGE           APARTMENT       STORAGE
                                                           COMPLEX       FACILITY           COMPLEX       FACILITY
                                                        --------------------------------------------------------------

Property operating revenues                               $ 1,274,083   $  783,718        $ 1,317,971    $  821,464
Net income                                                    234,989      107,115            292,347       155,500



A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30                     SEPTEMBER 30
                                                        -----------------------------     ---------------------------
                                                             2003          2002               2003          2002

Total operating income for reportable segments             $146,848      $149,378           $342,104
                                                                                                          $447,847
General and administrative expense                           (7,036)      (21,208)           (82,024)      (66,600)
Interest income                                                     -             -                  -         970
                                                        -----------------------------     ---------------------------
Net income                                                 $139,812      $128,170           $260,080      $382,217
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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of $761,987 and $753,040 as of September 30, 2003, and December 31, 2002, respectively. The increase in cash and cash equivalents is primarily due to additions to cash flow from operations for the first nine months of 2003 and increased accounts payable and other liabilities, partially offset by investment in real estate and other assets, a distribution to the Limited Partners in the second quarter, and reductions in accrued real estate taxes and deferred rental income and an increase in prepaid expenses and accounts receivable. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 2003, and December 31, 2002) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). The Specified Properties are not encumbered by mortgages.

     In the first quarter of 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, acquired 130.8398 outstanding Limited Partnership Units of the Partnership as a result of previously submitted unsolicited offers to the Partnership's Limited Partners.

     In February 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $292 per Unit. The offer expired on April 15, 2003. The Partnership's records indicate that as of November 3, 2003, 434 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In April 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $292 per Unit. The offer expired on August 15, 2003. The Partnership's records indicate that as of November 3, 2003, 260 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

     In August 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $300 per Unit. The offer expires on November 15, 2003. The Partnership's records indicate that as of November 3, 2003, 50.683 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

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

     In 2001, at Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. The Partnership has received the necessary approval and building permit by the City of Chicago Building Department. Work on this project began in the second quarter and was completed in the fourth quarter of 2003 for a total capital expenditure of $171,000.

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

     In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of November 10, 2003, the structural engineer had completed an examination of 128 of the 199 apartments units and will continue to perform testing on the remaining apartment units as residents vacate those units. Based on the structural engineer's reports, the Managing General Partner believes that the remediation costs at Springdale Apartments can be funded out of the Partnership's cash flow. However, if further examination reveals that more extensive defects requiring remedial repairs exist with respect to the remaining units, it could have a material adverse impact on the Partnership's financial condition.

     In 2001, structural enhancements and repairs to the Specified Properties that the Managing General Partner deemed necessary and advisable were undertaken. As a result, 2001 major expenditures exceeded expenditures for such items for the few years preceding 2001. The increased level of expenditures for major repairs and improvements continued in 2002. All such expenditures were funded from operating cash flow. Major repairs and improvement expenditures in 2003 exceed those incurred in 2001 and 2002. The Managing General Partner anticipates that such expenditures will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance of the Specified Properties. The level of future distributions to the Limited Partners is dependent on the overall performance of the Specified Properties, including capital expenditures and repairs.

     In 2002, the Managing General Partner engaged third party real estate firms to review the feasibility of converting the Springdale Apartments to condominiums through the sale of the individual apartment units rather than selling the property as an apartment community. Because the reports by such third party real estate firms were significantly less positive with respect to condominimization of the Springdale Apartments than the Managing General Partner anticipated, the Managing General Partner commissioned a more thorough feasibility report which recently was completed. As that later report also did not provide strong support for condominiumization, the Managing General Partner decided to engage one or more third party brokers to solicit offers for sale of the Springdale Apartments. In 2003, a broker was engaged to solicit offers on the Springdale Apartments. The Managing General Partner has received inquiries from several potential buyers and is negotiating offering terms with one of those potential buyers. However, as of the date hereof, the Managing General Partner has not accepted an offer for purchase of the Property, and no completion of a sale is currently expected until at least the first quarter of 2004. A broker also was engaged recently to solicit offers on Gold Coast Storage. The Managing General Partner has not yet received inquiries from any potential buyers for Gold Coast. A sale of either or both of the Springdale Apartments and/or Gold Coast will require approval of the Limited Partners. As there can be no assurance that the Partnership will receive a favorable offer on the Springdale Apartments and/or Gold Coast, the Managing General Partner also is continuing to explore alternative opportunities that may be deemed advantageous to the Partnership.

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

RESULTS OF OPERATIONS

     Occupancy at the Springdale Apartments was 92.5% at September 30, 2003, 91% at December 31, 2002, and 92% at September 30, 2002. Rental revenue decreased $43,835 during the nine months ended September 30, 2003, as compared to the same period one year earlier, due primarily to a $56,045 increase in vacancy loss and a $19,873 increase in rental concessions, partially offset by a $28,079 increase in rental rates. The General Partners believe that occupancy at Springdale Apartments will remain between 86 - 90% for the remainder of 2003.

     Occupancy at Gold Coast Storage was 76.8% at September 30, 2003, 74.1% at December 31, 2002, and 78.6% at September 30, 2002. Rental revenue decreased $34,257 during the nine months ended September 30, 2003, as compared to the same period one year earlier, due primarily to a $47,576 increase in vacancy loss and a $44,197 increase in rental concessions, partially offset by a $61,115 increase in rental rates. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2003 due to lower occupancy resulting primarily from overall weakened economic conditions and increased competition. The General Partners believe that occupancy at Gold Coast will remain between 72
- 78% for the remainder of 2003.

     Management continues to aggressively market both the apartment units at Springdale Apartments and space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates at both locations. There can be no assurance, however, that increases will occur.

     Rental and other revenue of $1,274,083 for Springdale Apartments for the nine months ended September 30, 2003, decreased approximately 3.4% from rental and other revenue of $1,317,971 for the nine months ended September 30, 2002. The decrease in revenue primarily resulted from increased vacancy loss and rental concessions, partially offset by increased rental rates, as mentioned above. Rental and other revenue at Gold Coast Storage of $783,718 for the nine months ended September 30, 2003 decreased 4.6% compared to revenue of $821,464 for the nine months ended September 30, 2002, due to a net decrease in rental revenue of 4.4% and a $3,489 decrease in sundry income. Overall rental and other revenue of the Specified Properties for the nine months ended September 30, 2003, of $2,057,801 decreased by 3.8% from the nine months ended September 30, 2002, from $2,139,435 due to the factors detailed above.

     Expenses for the nine months ended September 30, 2003, attributable to Springdale Apartments of $1,039,094 were approximately 1.3% higher than expenses for the nine months ended September 30, 2002, of $1,025,624, due to higher property operations, general and administrative and depreciation expenses, partially offset by lower repair and maintenance expense. Property operating expenses are higher due primarily a $26,152 increase in gas and fuel expense, partially offset by the following decreases in expense: non-recurring painting and decorating expense, $9,337, non-recurring grounds maintenance, $5,652, electricity, $2,430, water and sewer, $1,725, and non-recoverable insurance loss, $2,684. Gas and fuel expense increased due to an increase in rates and usage. Painting and decorating decreased primarily due to non-recurring expenses incurred in 2002 related to the painting of common hallways. Non-recurring grounds maintenance decreased in 2003 due primarily to non-recurring landscape enhancements in 2002 costing $4,921. General and administrative expenses are higher due to the following increases in expense: data processing, $1,283, property insurance expense, $5,918, office and administrative salaries and commission, $8,972, employee benefits, $2,204, dues and membership fees, $1,528, payroll taxes, $1,707, legal and eviction fees, $1,454, and advertising expense, $12,351, partially offset by the following decreases in expense: bad debt expense, $5,306, professional fees, $14,738, and miscellaneous expense, $3,078. Office and administrative salaries increased due to the hiring of an additional leasing person in 2003. Advertising was increased to help improve occupancy. Depreciation expense is higher in 2003 due to fixed asset additions. Repair and maintenance expenses are lower due to the following decreases in expense: grounds maintenance and supplies, $2,093, plumbing repairs and supplies, $2,208, painting and decorating, $2,190, electrical repairs and supplies, $4,705, and structural repairs and supplies, $4,029, partially offset by a $3,797 increase in maintenance salaries and a $2,938 increase in janitorial supplies and contracts. Structural repairs decreased in 2003 primarily due to chimney cap replacement costs of $5,318 incurred in 2002. Management fee expense in 2003 is comparable to 2002 expense.

     Expenses attributable to Gold Coast Storage for the nine months ended September 30, 2003, of $676,603 are approximately 1.6% higher compared to expenses for the nine months ended September 30, 2002, of $665,964 due to higher property operating, and depreciation expense, partially offset by lower repair and maintenance and general and administrative expenses. Property operating expenses are higher in 2003, as compared to the first six months of 2002, due to the following increases in expense: gas and fuel costs, $30,099, rubbish removal, $1,177, and non-recoverable insurance loss $3,346. Gas and fuel expense increased due to higher rates and usage. Depreciation expense is higher due to fixed asset additions. Repairs and maintenance are lower in 2003 due to a $13,409 decrease is nonrecurring structural repairs, partially offset by a $2,480 increase in maintenance salaries. Structural repairs decreased in 2003, as compared to the same period in 2002, primarily due to 2002 non-recurring elevator repairs costing $10,482. General and administrative expenses during 2003 are lower than 2002, due to the following decreases in expense: professional fees, $10,576, and office and administrative salaries and commission, $2,695, administrative expenses, $1,366, partially offset by a $4,153 increase in legal and eviction fees. Professional fees are lower in 2003 primarily due to valuation expenses of $10,924 incurred in 2002. Management fees are lower due to reduced income.

     Overall expenses incurred by the Specified Properties for the nine months ended September 30, 2003, of $1,715,697 increased 1.4% from the nine months ended September 30, 2002, of $1,691,588 primarily as a result of a combination of the foregoing factors affecting the Specified Properties. Management anticipates that operational expenses in 2003, excluding utilities, will be similar to those experienced in 2002.

     Operating income for the nine months ended September 30, 2003, of $234,989 from Springdale Apartments decreased 19.6% from the nine months ended September 30, 2002 of $292,347 due primarily to increased property operations, general and administrative and depreciation expenses, partially offset by decreased repair and maintenance expense. Operating income for the nine months ended September 30, 2003, of $107,115 from Gold Coast Storage decreased 31.1% as compared to net income for the nine months ended September 30, 2002, of $155,500 due to decreased rental revenue and increased property operations and depreciation expenses, partially offset by decreased repairs and maintenance, and general and administrative expenses.

     Neither the Partnership nor the Specified Properties earned interest income for the nine months ended September 30, 2003. The Partnership and Springdale Apartments earned $970 and $1,616, respectively, during the nine months ended one year earlier. Interest income has steadily diminished due not only to declining interest rates but also due to increased bank fees that require higher offsetting compensating cash balances. In the fourth quarter of 2003, the Partnership acquired new banking technology that should reduce service fees thereby lowering required offsetting cash balances, which in turn should restore interest. Administrative expenses incurred by the Partnership for the nine months ended September 30, 2003, of $82,024 increased by 23.2% from the nine months ended one year earlier of $66,599, primarily due to increased accounting and tax service expense and professional fees.

     Overall net income for the nine months ended September 30, 2003, of $260,080 decreased 32% from the nine months ended September 30, 2002, of $382,217 due to increased expenses and decreased revenue as discussed above.

     Net cash flows provided by operations for the nine months ended September 30, 2003, was $635,579 compared to net cash flows provided by operations of $773,564 for the nine months ended September 30, 2002. The change was primarily due to a decrease in net operating income before depreciation expense, an increase in accounts receivable and prepaid expenses and a decrease in accrued real estate taxes and deferred income, partially offset by an increase in accounts payable and accrued expenses. Expenditures on investment in real estate at the Specified Properties increased to $271,899 for the nine months ended September 30, 2003, compared to $176,761 for the same period one year ago. Additions to investment in real estate at Springdale Apartments for the nine months ended September 30, 2003, included the renovation of seven apartments, replacement of the water heater in one building and continued carpet, and appliance replacement as necessary. Additions to investment in real estate at Gold Coast Storage for the nine months ended September 30, 2003 included exterior structural improvements and fire window installation. Distributions to Limited Partners during the nine months ended September 30, 2003, totaled $354,733 compared to distributions of $314,331 during the nine months ended September 30, 2002. The increase in distributions in 2003, as compared to the same period one year ago, is due to Managing General Partner's assessment of funds available for distribution based upon overall Partnership results during 2003 as compared to 2002 and the continued funding of ongoing capital improvements for the Specified Properties which were initiated in 2002. As discussed in "-Liquidity and Capital Resources" above, the Managing General Partner anticipates that 2003 expenditures on major repairs and improvements at the Specified Properties will exceed those incurred in 2001 and 2002. The level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements. While the General Partners had hoped to increase net income generated by the Specified Properties in 2003 as compared to 2002 by increasing occupancy and rental rates, current economic conditions prevented them from doing so. The General Partners believe that in certain markets, current economic conditions will continue to have a negative effect on the multifamily housing markets in part because of decreased home mortgage rates that have encouraged first time home purchases. Although a report issued by Fannie Mae in 2002 indicated that mortgage rates were expected to rise in 2002, such rates reached forty-year record low levels during the first half of 2003 and only slightly increased during the third quarter. The Managing General Partner cannot predict how or when such increases will impact demand for apartment properties like those at the Springdale Apartments or demand for storage. Future distributions to Limited Partners are dependent upon the Partnership achieving its budgeted goals during 2003 and other unknown factors.

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

Item 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The principal executive officer of our managing general partner, John F. Kennedy, and the principal financial officer of our managing general partner, Robert Mayer, have evaluated as of the end of the period covered by this report on Form 10-QSB, the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

     Since the date of the evaluation of our disclosure controls and procedures by Mr. Kennedy and Mr. Mayer described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.




















                   (BALANCE OF PAGE LEFT INTENTIONALLY BLANK)

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


ITEMS 2 THROUGH 5 ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits.

          31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.



     (b)  Reports on Form 8 - K.

               No Reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                     ChrisKen Partners Cash Income Fund L.P.
                                  (Registrant)


                                           By:  ChrisKen Income Properties Inc.,
                                                --------------------------------
                                                Managing General Partner


  Date: November 14, 2003                  By:  /S/JOHN F. KENNEDY
                                                --------------------------------
                                                John F. Kennedy
                                                Director and President

Exhibit 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report are conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information, and;
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: November 14, 2003

/S/JOHN F. KENNEDY
-----------------------
John F. Kennedy
Chief Executive Officer
ChrisKen Income Properties, Inc.,
     Managing General Partner
ChrisKen Partners Cash Income Fund L.P.

Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e) for the registrant and have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report are conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation;
c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003

/S/ROBERT MAYER
-----------------------
Robert Mayer
Chief Financial Officer
ChrisKen Income Properties, Inc.,
     Managing General Partner
ChrisKen Partners Cash Income Fund L.P.

Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Written Statements of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, John F. Kennedy certify that:

     1. I have reviewed this quarterly report on Form 10-QSB, ChrisKen Partners Cash Income Fund L.P.

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: November 14, 2003




                                  By:   /S/JOHN F. KENNEDY
                                        --------------------------------
                                        John F. Kennedy
                                        Chief Executive Officer
                                        ChrisKen Income Properties, Inc.,
                                           Managing General Partner
                                        ChrisKen Partners Cash Income Fund L.P.

Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Written Statements of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

I, Robert Mayer certify that:

     1. I have reviewed this quarterly report on Form 10-QSB, ChrisKen Partners Cash Income Fund L.P.

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: November 14, 2003


                                By:   /S/ROBERT MAYER
                                      ---------------------------------
                                      Robert Mayer
                                      Chief Financial Officer
                                      ChrisKen Income Properties, Inc.,
                                         Managing General Partner
                                      ChrisKen Partners Cash Income Fund L.P.