Form 10KSB
period 2003-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2004-04-09
CIK 815278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             FORM 10-KSB (Mark One)

[X]               ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from _______________ to ________________

                         COMMISSION FILE NUMBER 0-17602
                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                 (Name of small business issuer in its charter)

DELAWARE                                    36-3521124
--------                                    ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

345 North Canal Street, Chicago, Illinois   60606
-----------------------------------------   -----
(Address of principal executive offices)    (Zip Code)
Issuer's telephone number:                  (312) 454-1626

Securities registered under to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES[X]. NO[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

Yes [ ]  No [X]

         Issuer's total gross rental revenues for its most recent fiscal year ended December 31, 2003, was $2,634,807. The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,863,647 (based on the price at which Units were offered to the public) at December 31, 2003, and March 15, 2004. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public. Currently, there is no public market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in Part III of this Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                Part I

Item 1.  Description of Business......................................................................         3
Item 2.  Description of Properties....................................................................         3
Item 3.  Legal Proceedings............................................................................        12
Item 4.  Submission of Matters to a Vote of Security Holders..........................................        12

                                               Part II

Item 5.  Market for Registrant's Limited Partnership Interests  Related Security Holder Matters And
         Small Business Issuer........................................................................        13
Item 6.  Management's Discussion and Analysis or Plan of Operations...................................        14
Item 7.  Financial Statements.........................................................................        18
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.........................................................................        29
Item 8A. Controls and Procedures......................................................................        29

                                              Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a)
         of the Exchange Act..........................................................................        30
Item 10. Executive Compensation.......................................................................        31
Item 11. Security Ownership of Certain Beneficial Owners and Management...............................        31
Item 12. Certain Relationships and Related Transactions...............................................        31
Item 13. Exhibits and Reports on Form 8-K.............................................................        33
Item 14. Principal Accountant Fees and Services.......................................................        33

SIGNATURES............................................................................................        35

CERTIFICATIONS........................................................................................        36

PART I

Item 1. DESCRIPTION OF BUSINESS.

         ChrisKen Partners Cash Income Fund L.P. (the "Partnership") is a Delaware limited partnership formed in 1987 for the purpose of acquiring, operating, holding for investment and disposing of one or more existing income-producing apartment complexes and/or self-storage facilities. The general partners of the Partnership are ChrisKen Income Properties, Inc. (the "Managing General Partner") and ChrisKen Limited Partnership I (the "Associate General Partner") (collectively, the "General Partners"). The Managing General Partner is an Illinois corporation, which is controlled by Mr. John F. Kennedy. The Associate General Partner is an Illinois limited partnership of which Mr. Kennedy and ChrisKen Equities, Inc., an affiliate of the Partnership, are the general partners. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Specified Properties (defined below). Information regarding the relationship between the Partnership and the management agent is set forth in
Item 12. Certain Relationships and Related Transactions.

         The Partnership offered its units of limited partnership (the "Units") in a public offering pursuant to which it sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. From time-to-time the Partnership repurchased and retired Units. Through 2003 the Partnership purchased and/or retired 1,767 Units. The cost of the Units repurchased by the Partnership was $411,977. At December 31, 2003 and December 31, 2002, 35,965 Units were outstanding.

         Capitalized terms not defined herein will have the meanings ascribed to them in the Partnership's Prospectus dated August 28, 1987.

         The principal investment objectives of the Partnership are: (i) preservation and protection of capital; (ii) distribution of current cash flow, a significant portion of which should not be subject to federal income taxes in the initial years of the Partnership's operation; and (iii) capital appreciation.

         The Partnership used the net proceeds of the Offering (the "Net Proceeds") to purchase a 99.9% interest in the partnerships which own the Springdale Apartments, a 199-unit apartment complex located in Waukesha, Wisconsin (the "Springdale Apartments"), and Gold Coast Self Storage, a 155,997 gross square foot, seven story self-storage facility located in Chicago, Illinois ("Gold Coast Storage") (collectively, the "Specified Properties" or individually a "Property"). Further information concerning each of the Specified Properties, including information regarding the proposed sale of the Springdale Apartments, is provided below in Item 2. Properties. Discussion regarding apartment complexes that may compete with the Springdale Apartments is set forth below in Item 2. Properties - The Springdale Apartments -- Analysis. Similarly, discussion regarding storage facilities which may compete with Gold Coast Storage is set forth below in Item 2. Properties - Gold Coast Storage -- Analysis. The General Partners of the Partnership believe that both Specified Properties remain competitive in their respective markets.

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

Item 2. DESCRIPTION OF PROPERTIES.

         The Partnership holds the Specified Properties described below on an unencumbered or all cash basis. In identifying the Specified Properties, the General Partners considered various real property and financial factors, including the condition and use of such Properties, the prospects for long-range liquidity, income-producing capacity, possible long-term appreciation prospects and income tax considerations. The Partnership will not acquire additional properties. The Partnership originally expected to begin an orderly liquidation of the Specified Properties after a period of operations of five to ten years. The Partnership has been operating for more than ten years. On February 9, 2004, the Partnership entered into an agreement, subject to Limited Partner approval, to sell the Springdale Apartments to a third party on terms which the Managing General Partner believes are favorable to the

Partnership. The Partnership also has listed Gold Coast Storage for a possible sale in 2004. If one or both of the properties are not sold as contemplated, the Partnership will continue to hold them until such time as a sale or other disposition on favorable terms can be completed. See "- Proposed Sale of the Springdale Apartments," below. The net proceeds of any such sale or refinancing would be distributed to the Partners in accordance with the terms of the Partnership Agreement.

                             OCCUPANCY/LEASED SPACE

                       DESCRIPTION OF
NAME AND LOCATION         PROPERTY        12/31/99        12/31/00       12/31/01       12/31/02        12/31/03
Springdale          199 unit                 97%             95%           94.5%            91%           84.9%
Apartments          residential
Waukesha,           apartment complex
Wisconsin           located on 13.9
                    acres of land.

Gold Coast          155,997 square foot      87%             88%             85%          74.1%           74.9%
Storage Chicago,    Storage (145,000
Illinois            until 6/88)
                    Chicago,
                    self-storage
                    facility Illinois
                    with 92,595
                    leasable square
                    feet (78,023 before
                    6/88) of space.

                   (Balance of page left intentionally blank.)

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

         The Springdale Apartments offer one, two and three bedroom models, with rents at December 31, 2003, as follows:

                                                                      Average Approximate         Rent/Sq. Ft.
Apartment Type              No. of Apartments    Rent per Month          Apartment Size         (Includes Heat)
--------------              -----------------    --------------          --------------         ---------------
1BR, 1 Bath                         70              $714-729             677-733 SF                $1.05-.99
* 1 BR, I Bath                       9              $764-779             677-733 SF                $1.13-1.06
2BR, 2 Baths                        85              $819-829             936-966 SF                $.88-.86
*2BR, 2 Baths                       15              $864-879             936-966 SF                $.92-.91
3BR, 2 Baths                        19              $989-1,004           1,150-1,200 SF            $.86-.84
*3BR, 2 Baths                        1              $1,054               1,150 SF                  $.92

*Fully Renovated

         Although the current rental rates in the table above do not reflect an increase over December 31, 2002 rental rates, recognized lease rates increased 1.3% during 2003. The average economic occupancy, measured as a percentage of net rental receipts divided by gross potential rents of the Springdale Apartments, was 91.6% in 2003 compared to 95.6% in 2002. Additionally, leased occupancy as of December 31, 2003, was 84.9%. See discussion in Item 6. Management's Discussion and Analysis or Plan of Operation, below. Most tenant leases are for periods of from six months to one year. At December 31, 2003, there were three tenants with month-to-month leases. No tenants lease more than one unit.

         ANALYSIS. The General Partners believe that the following information reflected market conditions as of December 31, 2003, for apartment complexes that may compete with the Springdale Apartments.

COMPETITIVE PROJECTS

                                                                                                   Average
                                                                                                Rent/Sq. Ft.
                                                                         Apartment Size          (Includes
 Project              Apartment Type             Rent per Month           Average in SF             Heat)
 -------              --------------             --------------           -------------             ----
Meadows               A) 1BR/1 Bath                 $680                    685                   $.99
                      B) IBR/1 Bath                 $745                    708                   $1.05
                      A) 2BR/2 Bath                 $745                    943                   $.79
                      B) 2BR/2 Bath                 $870                    1,115                 $.78
Monterey *            1BR/1 Bath                    $725-750                730-860               $.99-.87
(Waukesha)            2BR/2 Bath                    $785-835                965-1,010             $.81-.83
Willow *              1BR/1 Bath                    $615-650                630-912               $.98-.71
Creek                 2BR/1-1/2 Bath                $750-770                940-1,050             $.80-.73
(Waukesha)

*Does not include heat. A) = Not Remodeled; B) = Remodeled

         The Meadows, which is directly across the street from Springdale Apartments, completed remodeling its clubhouse, leasing center, fitness center and game room in 1996, and continues to remodel apartment interiors, for which higher rents are charged. Monterey is a eighteen-year-old complex and rental rates do not include heat.

Willow Creek is a fourteen-to-fifteen year old complex located next to Springdale Apartments. Willow Creek, whose rental rates do not include heat or water and sewer, comprises 168 units.

         The Springdale Apartments are being depreciated for tax purposes using 27.5-year straight-line depreciation for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation for the portion allocable to tax-exempt Limited Partners. The General Partners believe that the Springdale Apartments are adequately covered by insurance. Material improvements in 2003 primarily consisted of: the renovation of nine apartments, replacement of the water heater in one building, joist repairs, ten new shower surrounds and continued carpet, and appliance replacement as necessary. See discussion in Item 6. Management's Discussion and Analysis or Plan of Operation, below. If the Springdale Apartments are not sold in the second quarter of 2004 as contemplated, major improvements anticipated in 2004 include: pool and deck repairs, landscape improvements, exterior lighting upgrades, re-asphalting two parking lots and the fire lane, twenty six apartment renovations, approximately 14 new shower surrounds, laundry room and hallway painting, and apartment carpet and tile, heating, ventilation and air conditioning and appliance replacement on an as needed basis. See "Proposed Sale of the Springdale Apartments," below.

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

         Property. Gold Coast Storage is a seven-story, loft-type industrial building constructed in approximately 1930 for use as a light manufacturing facility and warehouse. In 1982, a prior owner converted the building to a self-storage facility. When acquired, the building contained a total gross floor area of approximately 145,000 square feet, in addition to a full basement area, and was constructed with load-bearing exterior masonry walls and wood floors and joists. The foundation walls are masonry with exterior elevations of common brick and face brick. The office areas in the front of the building are provided with heating, ventilation and air conditioning systems that the General Partners believe to be in satisfactory condition. The storage areas of the building are heated to temperatures held in the 50 degree Fahrenheit range by ceiling-mounted space heaters with fans. The building is serviced by two freight elevators and has a TV security system, fire escape and sprinkler system. The Gold Coast Storage parking lot has 5 spaces for automobiles.

         Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 2003, with the exception of approximately 2,000 square feet, were on a month-to-month basis. The average optimum lease rate for self-storage space is $16.30 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 2003, approximately 74.9% of the space was leased compared to 74.1% at December 31, 2002. On an economic basis, the average occupancy was 70.2% during 2003 and 72.4% during 2002.

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

The size and type of self-storage units which are available are set forth in the chart below:

(1) Gold Coast Storage - Interior

                                                              Annual Cost per
Sq. Ft.         Size     Cost per Month     Cost Annually         Sq. Ft.
-------         ----     --------------     -------------         -------
16            4x4x4         $ 31.00           $  372.00           $23.25
32            8x4x5           57.00              684.00            21.38
40            5x8x9           71.00              852.00            21.30
50            5x 10x9         92.00            1,104.00            22.08
64            8x8x9          114.00            1,368.00            21.38
80            8x10x9         128.00            1,536.00            19.20
104           8x 13x9        138.00            1,656.00            15.92
144           8x 18x9        191.00            2,292.00            15.92
192           12x16x9        235.00            2,820.00            14.69
352           22x16x9        373.00            4,476.00            12.72

(2) Gold Coast Storage - Exterior

                                                              Annual Cost per
Sq. Ft.        Size       Cost per Month     Cost Annually        Sq. Ft.
-------        ----       --------------     -------------        -------
200           10x20           $245.00         $  2,940.00          $14.70
250           10x25            296.00            3,552.00           14.21
264           12x22            310.00            3,720.00           14.09
300           10x30            352.00            4,224.00           14.08
403           13x31            427.00            5,124.00           12.71

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

                                                              Annual Cost per
Sq. Ft.         Size      Cost per Month     Cost Annually        Sq. Ft.
-------         ----      --------------     -------------        -------
25            5x5x4           $ 45.00          $  540.00           $21.60
50            5x10x8            70.00             840.00            16.80
64            8x8x8             95.00           1,140.00            17.81
80            8x10x8           105.00           1,260.00            15.75
100           10x10x8          135.00           1,620.00            16.20

(2)  East Bank Storage (Two)            (This location opened during the fourth
     730 West Lake Street               quarter 1996.)

                                                              Annual Cost per
Sq. Ft.         Size     Cost per Month     Cost Annually         Sq. Ft.
-------         ----     --------------     -------------         -------
25            5x5x8         $  40.00          $  480.00           $19.20
50            5x10x8           62.00             744.00            14.88
80            8x10x8           95.00           1,140.00            14.25
100           10x10x8         140.00           1,680.00            16.80
150           10x15x8         175.00           2,100.00            14.00
200           10x20x8         216.00           2,592.00            12.96

(3)  Public Storage             (This location opened for business in early
     1129 N. Wells              1996.)

                                                              Annual Cost per
Sq. Ft.         Size     Cost per Month     Cost Annually         Sq. Ft.
-------         ----     --------------     -------------         -------
25            5x5x8         $  45.00          $  540.00           $21.60
50            5x10x8          113.00           1,356.00            27.12
80            8x10x8          125.00           1,500.00            18.75
100           10x10x8         150.00           1,800.00            18.00
200           10x20x8         238.00           2,856.00            14.28

(4) Public Storage (This location opened for business in early 1996). 362 W. Chicago Ave

                                                              Annual Cost per
Sq. Ft.         Size     Cost per Month     Cost Annually         Sq. Ft.
-------         ----     --------------     -------------         -------
25            5x5x8         $  56.00          $  672.00           $26.88
50            5x10x8           88.00           1,056.00            21.12
80            8x10x8           98.00           1,176.00            14.70
100           10x10x8         116.00           1,392.00            13.92
200           10x20x8         190.00           2,280.00            11.40

(5)  Strong Box                 (This property has modified some space into
     1516 N. Orleans            a temperature controlled wine cellar.)

                                                              Annual Cost per
Sq. Ft.         Size     Cost per Month     Cost Annually         Sq. Ft.
-------         ----     --------------     -------------         -------
16            4x4x4         $  39.00          $  468.00           $29.25
25            5x5x8            56.00             672.00            26.88
50            5x10x8           91.00           1,092.00            21.84
64            8x8x8           110.00           1,320.00            20.63
80            8x10x8          120.00           1,440.00            18.00
100           10x10x8         150.00           1,800.00            18.00
144           8x18x8          230.00           2,760.00            19.17

(6)  The Lock Up
     930 N. Clybourn

                                                              Annual Cost per
Sq. Ft.         Size     Cost per Month     Cost Annually         Sq. Ft.
-------         ----     --------------     -------------         -------
50            5x10x8        $ 120.00          $1,440.00           $28.80
80            8x10x8          180.00           2,160.00            27.00
100           10x10x8         210.00           2,520.00            25.20
150           10x15x8         309.00           3,708.00            24.72
200           10x20x8         359.00           4,308.00            21.54

(7)  The Lock Up
     350 W. Kinzie

                                                              Annual Cost per
Sq. Ft.         Size     Cost per Month     Cost Annually         Sq. Ft.
-------         ----     --------------     -------------         -------
50            5x10x8        $  95.00          $1,140.00           $22.80
80            8x10x8          119.00           1,428.00            17.85
100           10x10x8         169.00           2,028.00            20.28
150           10x15x8         239.00           2,868.00            19.12

(8)  A-American
     901 W. Adams

                                                              Annual Cost per
Sq. Ft.         Size     Cost per Month     Cost Annually         Sq. Ft.
-------         ----     --------------     -------------         -------
50            5x10x8        $  95.00          $1,140.00           $22.80
80            8x10x8          142.00           1,704.00            21.30
100           10x10x8         159.00           1,908.00            19.08
150           10x15x8         210.00           2,520.00            16.80
200           10x20x8         256.00           3,072.00            15.36

         Parking lot spaces are leased to ChrisKen Support Services, Inc, an affiliate of Gold Coast Storage, which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Rent of the parking lot space is expected to average approximately $510 per month.

         Gold Coast Storage is being depreciated for tax purposes using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. Major improvements during 2003 included exterior structural improvements and fire window installation. See Item 6. Management's Discussion and Analysis or Plan of Operation, below for further discussion. If Gold Coast Storage is not sold in 2004 as contemplated, major improvements anticipated for 2004 include replacement of the catch basin and french drain, a new concrete dock and dock bumper system, new fencing, re-asphalting the parking area, recoating the seventh floor roof, unit upgrades, and new signage.

PROPOSED SALE OF THE SPRINGDALE APARTMENTS

         On February 9, 2004, subject to approval by Limited Partners, of record on February 29, 2004, holding a majority of the outstanding Units, the Partnership agreed to sell the Springdale Apartments, one of the Partnership's two properties, to Joint Venture, LLC, Phillip & Sally Askotzky Revocable Living Trust Dated 10/07/96, Michael A. and Tracy C. Askotzky Trust T/U//A Dated April 8, 1999, The Levinsky and Ceren Family Trust Dated April 26, 1989, 2002 Levinsky Family Trust, Maurice Neeman Trust and Shirley Neeman Trust and Springdale Apartments, LLC (collectively, the "Purchaser"), pursuant to the Purchase and Sale Agreement, dated February 9, 2004 by and between the Purchaser and the Partnership (the "Purchase Agreement" ). The Purchaser is not affiliated with the Partnership or its General Partners. On March 30, 2004, the Partnership mailed a Notice of Special Meeting and Proxy Statement to all Limited Partners. At the Special Meeting, Limited Partners will vote upon the proposal to sell the Springdale Apartments. The Purchase Agreement is incorporated by reference to the Partnership's Current Report on Form 8-K dated February 9, 2004. The Notice of Special Meeting and Proxy Statement are incorporated by reference to the Definitive Proxy Statement included in the Schedule 14A Information filed by the Partnership on March 30, 2004. See Item 2, the Properties - Available Information above for information on how Limited Partners may obtain the Form 8-K and the Schedule 14A Information from the Partnership without charge.

         Pursuant to the terms of the Purchase Agreement, aggregate consideration to be paid for the Springdale Apartments is $11,385,000 (the "Purchase Price") which consideration will be paid in cash. There is no mortgage indebtedness encumbering the Springdale Apartments. The Purchase Price was agreed upon through arm's length negotiations. If approved by Limited Partners holding a majority of the outstanding Units, the Springdale Apartments will be sold as promptly as practicable after satisfaction (or waiver where permissible) of all conditions to the sale of the Springdale Apartments. Closing of the transaction is dependent on the approval of the Limited Partners and other conditions and, accordingly, there can be no assurance that the transaction will be consummated. If Limited Partners approve the sale of the Springdale Apartments, it is expected to be completed prior to April 15, 2004. There can be no assurance that Limited Partners will approve the sale.

         Following the sale of the Springdale Apartments, the Managing General Partner will determine the amount of cash that it believes will be sufficient to provide for the payment of the Partnership's liabilities with respect to Springdale Apartments. The balance will then be promptly distributed to the Limited Partners and General Partners in accordance with the Partnership Agreement. It is expected that all such net cash will be distributed no later than the calendar quarter following the calendar quarter in which the sale of the Springdale Apartments is completed, which currently is expected to occur in the second quarter of 2004. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds will be made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds for the sale will not be sufficient to satisfy (ii) and accordingly the General Partners will not receive any distribution of sale proceeds from the sale of the Springdale Apartments.

         The per Unit allocation of distributions to the Partnership's partners was computed by (i) subtracting from the Springdale Apartments Purchase Price the estimated expenses associated with the sale of the Springdale Apartments;
(ii) subtracting commissions payable to the third party broker on the sale of the Springdale Apartments; and (iii) dividing such net sale proceeds between the Limited Partners and the General Partners as described above. See Table 1 below for information regarding distributions on a per Unit basis. Information regarding distributions to Limited Partners during the two most recent fiscal years and cumulative distributions to date, is included in the Proxy Statement.

         TABLE 1 - PURCHASE PRICE FOR PROPERTY AND PER UNIT INFORMATION

                                    Real Estate
                                     Brokerage         Net Sale       Net Sale                       Per Unit
                 Purchase Price   Commission, if   Proceeds to LPs    Proceeds     Tax Basis of    Distribution
 Property              (1)            any (2)            (3)         to GPs (3)        LPs          to LPs (4)
Springdale        $11,385,000        $170,775        $11,044,939       $0.00        $5,538,683         $307
Apartments

-------------
(1) Shown without deduction for estimated expenses associated with the sale of the Springdale Apartments which are expected to be approximately $343,745. There is no outstanding mortgage indebtedness encumbering the Springdale Apartments.

(2) Brokerage fees of $170,775 will be paid to Hendricks & Partners, a third party broker not affiliated with the General Partners. Brokerage fees are payable by the Partnership to the General Partners or their Affiliates only if the Limited Partners have first received a return of capital equal to their adjusted capital as defined in the Partnership Agreement. Accordingly, the Partnership will not pay a brokerage fee to the General Partners or their Affiliates in connection with the sale of the Springdale Apartments.

(3) Affiliates of the General Partners own 480.6 Units which will receive the same distributions as Units held by other Limited Partners. The General Partners will not receive distributions in their capacities as General Partners.

(4)      Amount shown is an estimate of per unit distributable sale proceeds.

         The sale of the Springdale Apartments will result in the allocation of taxable gains among the Limited Partners. The Net Sale Proceeds distributed to the Limited Partners are expected to exceed the Limited Partners' income tax liability attributed to the sale of the Springdale Apartments. A discussion of certain federal tax consequences of the sale of the Springdale Apartments is included in the Proxy Statement, which is incorporated herein by this reference.

         If the sale is completed, the Partnership will continue to own and operate its second property, Gold Coast Storage, until it can be sold and the Partnership is terminated and dissolved and thereafter liquidated. Accordingly, approval of the sale of the Springdale Apartments will not cause a termination or dissolution of the Partnership. Any future sale of Gold Coast Storage also will require the approval of a majority of the Limited Partner

AVAILABLE INFORMATION

         The Partnership files reports, statements and other information with the Securities and Exchange Commission (the "Commission") pursuant to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports, statements and other information can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and should be available at the Commission's regional offices at 500 West Madison, 14th Floor, Chicago, Illinois 60661-2511 and 7 World Trade Center, 13th Floor, New York, New York 10048. Copies of such material can be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such material may also be accessed on the World Wide Web through the Commission's Internet address at "http://www.sec.gov."

         The Commission permits the Partnership to "incorporate by reference" information, which means that the Partnership can disclose important information to Limited Partners by referring them to another document filed separately with the Commission. The information incorporated by reference is deemed to be a part of this Form 10-KSB, except for any information superseded by information in this Form 10-KSB.

         As discussed in the preceding section, the following documents, which have been filed with the Securities and Exchange Commission, contain important information about the Partnership and its financial condition and are hereby incorporated herein by reference:

         (i)      The Partnership's Current Report on Form 8-K dated February 9,
2004.

         (ii)     The Partnership's Definitive Proxy Statement included in the
Schedule 14A Information filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on March 30, 2004.

         (iii)    The Tender Offer Solicitation/Recommendation Statement on
Schedule 14D-9 filed by the Partnership and the Managing General Partner pursuant to Section 14(d) of the Securities Exchange Act of 1934 on March 30, 2004.

         A Limited Partner of the Partnership may obtain any of the documents, including exhibits, incorporated by reference through the Partnership or the Commission. Documents incorporated by reference are available from the Partnership without charge. Limited Partners may obtain documents incorporated by reference in this Proxy Statement by requesting them in writing or by telephone from the Partnership, telephone number 1-(312) 454-1626.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the Partnership's fiscal year covered by this report. However, on March 30, 2004, the Partnership mailed a Notice of Special Meeting and Proxy Statement to all Limited Partners of record on February 29, 2004. The special meeting of the Limited Partners will be held at the offices of the Partnership at 345 North Canal Street, Chicago, IL 60606 at 7:00 p.m. CST on April 14, 2004. At the Special Meeting, Limited Partners will vote upon the proposal to sell the Springdale Apartments, one of the Partnership's two properties, to Joint Venture, LLC, Phillip & Sally Askotzky Revocable Living Trust Dated 10/07/96, Michael A. and Tracy C. Askotzky Trust T/U//A Dated April 8, 1999, The Levinsky and Ceren Family Trust Dated April 26, 1989, 2002 Levinsky Family Trust, Maurice Neeman Trust and Shirley Neeman Trust and Springdale Apartments, LLC (collectively (the "Purchaser"), for a purchase price of $11,385.000, subject to certain adjustments at or prior to closing, payable in cash, pursuant to the Purchase and Sale Agreement, dated as of February 9, 2004 by and between the Purchaser and the Partnership (the "Purchase Agreement"). The Purchaser is not affiliated with the Partnership or the General Partners. The Purchase Agreement is incorporated by reference to the Partnership's Current Report on Form 8-K dated February 9, 2004. The Notice of Special Meeting and Proxy Statement are incorporated by reference to the Definitive Proxy Statement included in the
Schedule 14A Information filed by the Partnership on March 30, 2004. See Item 2, the Properties - Available Information above for information on how Limited Partners may obtain the Form 8-K and the Schedule 14A Information from the Partnership without charge.

(Balance of page left intentionally blank.)

                                     PART II

Item 5. MARKET FOR REGISTRANT'S LIMITED PARTNERSHIP INTERESTS RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES.

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

         In February 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $292 per Unit. The offer expired on April 15, 2003. The Partnership's records indicate that as of March 22, 2004, 434 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

         In April 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $292 per Unit. The offer expired on August 15, 2003. The Partnership's records indicate that as of March 22, 2004, 260 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

         In August 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $300 per Unit. The offer expired on November 15, 2003. The Partnership's records indicate that as of March 22, 2004, 50.683 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

         In November 2003, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $330 per Unit. The offer expired on February 15, 2004. The Partnership's records indicate that as of March 22, 2004, 66 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

         In February 2004, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $350 per Unit. The offer expires on May 15, 2004. The Partnership's records indicate that as of March 22, 2004, 153.6 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

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

         On May 12, 2003, the Managing General Partner received a copy of a letter, dated May 9, 2003, from Mackenzie Patterson, Inc. and Robert J. Korslin to all of the Partnership's Limited Partners. Mackenzie Patterson,

Inc. and Mr. Korslin indicate in their joint letter that they own 1,475 Units (approximately 4.1% of total Units outstanding). The Mackenzie/Korslin letter indicates that they are seeking a consent to "...cause the General Partners to market the properties." The Managing General Partner believes that it already has taken steps necessary to market the Springdale Apartments and Gold Coast Storage. See also Item 2. Description of the Properties - Proposed Sale of the Springdale Apartments above regarding the proposed sale of the Springdale Apartments. However, on March 26, 2004, the Managing General Partner received a copy of an offer, made by Mackenzie Patterson Fuller, Inc. and affiliated entities, for all of the Partnership's outstanding Units. The Managing General Partner responded to the tender offer made by Mackenzie Patterson Fuller, Inc. and affiliated entities by filing a Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9 with the Securities and Exchange Commission on March 30, 2004, which Schedule 14D-9 is incorporated herein by this reference. See
Item 2, the Properties - Available Information above for information on how Limited Partners may obtain the Schedule 14D Information from the Partnership without charge.

         In 1996, 1997, 1999 and 2003, 423, 360.858, 971.0235 and .4991 Units,
respectively, were repurchased and retired by the Partnership. At December 31, 2002, 35,965 Units were outstanding. At December 31, 2003, and at March 15, 2004, there were 35,965 Units issued and outstanding, which were held by a total of 1,316 Unit holders.

         The Limited Partners were paid one cash distribution in 2003 totaling $9.86 per Unit and two cash distributions in 2002 totaling $8.74 per Unit. Additional information with respect to distributions is set forth in Item 6. Management's Discussion and Analysis or Plan of Operation - Results of Operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION LIQUIDITY AND CAPITAL RESOURCES.

         The Partnership had cash and cash equivalents of $991,466 as of December 31, 2003, and $753,040 as of December 31, 2002. The increase in cash and cash equivalents on hand is primarily the result of cash flow from operations for the year ended December 31, 2003, partially offset by investment in real estate, and distributions to the Limited Partners in the second quarter. The Partnership's restricted cash, representing operating and contingency reserves (the "Reserve"), had a balance of $377,320 on December 31, 2003, and December 31, 2002. The Reserve is intended to assist the Partnership in maintaining liquidity to meet cash requirements and is available for unanticipated contingencies and capital improvements and repairs at the Specified Properties (see additional discussion below).

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

         In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of March 19, 2004, the structural engineer has completed the examination of all units where similar conditions could exist. Based on the structural engineer's reports, the estimated cost of completing the remediation at Springdale Apartments will be approximately $33,000. The Managing General Partner believes that the structural remediation will be completed prior to the pending April 2004 sale and can be funded out of the Partnership's cash flow.

         In 2001, structural enhancements and repairs to the Specified Properties that the Managing General Partner deemed necessary and advisable were undertaken. As a result, 2001 major expenditures exceeded expenditures for such items for the few years preceding 2001. The increased level of expenditures for major repairs and improvements continued in 2002 and 2003. All such expenditures were funded from operating cash flow. The Managing General Partner anticipates that such expenditures will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance of the Specified Properties.

         In 2002, the Managing General Partner engaged third party real estate firms to review the feasibility of converting the Springdale Apartments to condominiums through the sale of the individual apartment units rather than selling the property as an apartment community. Because the reports by such third party real estate firms were significantly less positive with respect to condominiumization of the Springdale Apartments than the Managing General Partner anticipated, the Managing General Partner commissioned a more thorough feasibility report which recently was completed. As that later report also did not provide strong support for condominiumization, the Managing General Partner decided to engage one or more third party brokers to solicit offers for sale of the Springdale Apartments. In 2003, a broker was engaged to solicit offers on the Springdale Apartments. The Managing General Partner has received inquiries from several potential buyers and negotiated contract terms with one of those potential buyers. The Managing General Partner has accepted an offer for purchase of the Property, and, subject to approval by Limited Partners, of record as of February 29, 2004, holding a majority of the Units outstanding, completion of a sale is currently expected to occur in the second quarter of 2004. The Managing General Partner has called a special meeting of the Limited Partners for April 14, 2004 and the Partnership began soliciting proxies for such approval at such special meeting on March 30, 2004 pursuant to a Proxy Solicitation Statement. For additional information regarding the proposed sale terms, see Item 2. Description of the Properties - Proposed Sale of the Springdale Apartments above. A broker also was engaged recently to solicit offers on Gold Coast Storage. The Managing General Partner has received inquiries from one potential buyer for Gold Coast. Negotiations with this potential Gold Coast buyer are very preliminary. A sale of either or both of the Springdale Apartments and/or Gold Coast will require approval of the Limited Partners. As there can be no assurance that the Partnership will receive a favorable offer on Gold Coast, the Managing General Partner also is continuing to explore alternative opportunities that may be deemed advantageous to the Partnership.

         The source of near-term future liquidity for the Partnership and cash distributions to the Partners is dependent upon the sale of the Springdale Apartments and cash generated by the Springdale Apartments, while held pending sale, and Gold Coast Storage. Based upon a review of the existing leases and occupancy levels at the Specified Properties and cash flows generated by the Specified Properties and further based upon the Partnership's investment objectives and the fact that the Specified Properties are held on an all-cash basis in connection with such acquisitions, the General Partners do not anticipate a lack of liquidity. In the event the Reserve and cash flows are insufficient to meet cash or liquidity needs, the Partnership would be required to borrow funds to meet such costs. Nonetheless, in addition to the Reserve and cash flows generated by the Specified Properties discussed above, the General Partners believe that the equity in the Partnership's Specified Properties, which are now held on an all-cash basis, would provide additional sources of liquidity, if required in the event the properties are not sold as expected. The General Partners therefore believe that, if required, the Partnership would be able to obtain financing collateralized by the Specified Properties in order to provide funds to meet working capital needs.

RESULTS OF OPERATIONS.

         COMPARISON OF 2003 TO 2002. Leased occupancy at the Springdale Apartments was 84.9% at December 31, 2003, and 91% at December 31, 2002. Economic occupancy, measured as a percentage of net rental receipts divided by gross potential rents at Springdale Apartments, averaged approximately 91.6% during 2003 and 95.6% in 2002. Management anticipates that occupancy will average 82 - 92% during 2004. Leased space at Gold Coast Storage was 74.9% at December 31, 2003, compared to 74.1% at December 31, 2002. On an economic basis, the average occupancy at Gold Coast Storage during 2003 was 70.2% and 72.4% in 2002. At December 31, 2003, the average optimum annual lease rate for self-storage space was $16.30, as compared to $16.00 one year earlier. The General Partners believe that occupancy, on a square footage basis, at Gold Coast Storage during 2004 will range from 71-80%. Management continues to aggressively market both apartment units at the Springdale Apartments and lease space at Gold Coast Storage in order to increase occupancy percentages at both locations.

         Overall rental revenue for the twelve months ended December 31, 2003, attributable to the Specified Properties ($2,634,807) decreased by $98,791 from overall rental revenue for the twelve months ended December 31, 2002 ($2,733,598). Net rental revenue decreased for Springdale Apartments from $1,685,770 for the year ended December 31, 2002, to $1,628,031 (approximately 3.43%) for the year ended December 31, 2003, due primarily to a $74,683 increase in vacancy loss and a $23,073 increase in rental concessions, partially offset by a $34,243 increase in rental rates. The General Partners anticipate that rental revenue at Springdale Apartments will improve from 2003 levels during 2004 due to a projected increase in rental rates. There can be no assurance, however, that such projected increases will occur. In July 2003 Springdale Apartments initiated a water and sewer resident allocation program that is administered by American Utility Management, which contributed $1,327 to other income. Rental revenue decreased at Gold Coast Storage (approximately 3.9%) from $1,047,827 for the year ended December 31, 2002, to $1,006,775 for the year ended December 31, 2003. Net rental income at Gold Coast decreased in 2003 due to a $54,659 increase in vacancy loss, and a $55,947 increase in rental concessions, partially offset by a $74,655 increase in rental rates. Larger storage units rent at lower per square foot rates as compared to smaller storage units.

The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2004 due to lower occupancy resulting primarily from overall weakened economic conditions.

         Material improvements at Springdale Apartments in 2003 primarily consisted of: the renovation of nine apartments, $41,573, replacement of the water heater in one building, $6,415, joist repairs, $33,432, ten new shower surrounds, $10,166, and continued carpet replacement, $48,887 and appliance replacement, $7,060, as necessary. Major improvements at Gold Coast during 2003 included exterior structural improvements, $68,500, and fire window installation, $171,000.

         Overall expenses for the twelve months ended December 31, 2003 attributable to the Specified Properties, $2,294,489, decreased by less than 1% from the same twelve-month period in 2002, $2,306,160. Expenses incurred in 2003 attributable to Springdale Apartments, $1,372,234, decreased by approximately 2.4% from 2002, $1,406,426, due primarily to decreases in property operations, repairs and maintenance, and general and administrative expenses, partially offset by increased advertising expense. Property operations are lower for the year ended December 31, 2003, as compared to one year earlier, primarily due to the following decreases in expense: non-recoverable insurance loss, $23,231, non-recurring grounds maintenance, $8,602, and non-recurring painting and decorating, $9,594, partially offset by the following increases in expense: gas and fuel, $26,207, and water and sewer, $8,043. Non-recoverable insurance loss decreased in 2003, as compared to 2002, due primarily to fire damage expense incurred in 2002. There were no non-recoverable insurance losses in 2003. Non-recurring grounds maintenance decreased in 2003 due primarily to non-recurring landscape enhancements in 2002 costing $4,921 and asphalt repairs in 2002 costing $2,950. Painting and decorating decreased primarily due to non-recurring expenses incurred in 2002 related to the painting of common hallways and replacement of blinds. Gas and fuel expense increased due to an increase in rates and usage. Repairs and maintenance at Springdale Apartments are lower for the year ended December 31, 2003, as compared to one year earlier, primarily due to the following decreases in expense: structural repairs and supplies, $26,837, plumbing repairs and supplies, $4,000, recurring painting and decorating, $3,991, and non-recurring electrical repairs, $4,011, partially offset by an $7,317 increase in janitorial expenses. Structural repairs and supplies decreased primarily due to chimney cap replacements costs of $5,318 incurred in 2002 and a $17,797 reduction in tub surround replacement costs in 2003. General and administrative decreased primarily due to the following decreases in expense: bad debt expense, $7,220, professional fees, $14,738, and miscellaneous expense, $5,530, partially offset by the following increases in expense: office and administrative salaries, $6,362, property insurance, $5,720, and payroll taxes and benefits, $6,893. Office and administrative salaries increased due to the hiring of an additional leasing person in 2003. Advertising expense increased $12,305 at the Property during 2003, as compared to 2002, to help improve occupancy. Management fee expense at Springdale Apartments during 2003 was $84,856, compared to $88,602 in 2002.

         Overall expenses attributable to Gold Coast Storage in 2003, $922,255, increased approximately 2.5% from 2002, $899,734. Property operation expense at Gold Coast Storage increased for the year ended December 31, 2003, as compared to the same period one year earlier, due to a $26,296 increase in gas and fuel and a $2,243 increase in rubbish removal expense. Gas and fuel increased due to increased rates and usage. Real estate taxes at Gold Coast Storage increased approximately 2.6% from $138,554 in 2002 to $142,152 in 2003. Repairs and maintenance expense at Gold Coast Storage decreased in 2003, as compared to 2002, primarily due to the following decreases in expense: structural repairs and supplies, $7,862, and elevator maintenance, $2,644, partially offset by a $3,013 increase in heating, ventilation and air conditioning. Advertising expense at Gold Coast Storage increased to $79,139 during 2003 as compared to $77,629 in 2002. Depreciation and amortization expense at Gold Coast Storage increased to $214,436 in 2003, as compared to $206,659 in 2002. Overall general and administrative expenses at Gold Coast Storage decreased in 2003, as compared to 2002, due to the following decreases in expense: bad debt expense, $10,908, and professional fees, $11,702, partially offset by a $4,526 increase in legal and eviction fees. Management fee expense at Gold Coast Storage increased to $69,566 in 2003 as compared to $63,024 in 2002.

         For the year ended December 31, 2003, the Springdale Apartments had net income of $321,980 as compared to $349,665 for the year ended December 31, 2002, due to decreased revenue, partially offset by decreased expenses as discussed above. Net income for 2003, $123,325, from Gold Coast Storage decreased by approximately 35% from 2002, $189,588, as a result of the factors affecting rental revenue and expenses as detailed above.

         Neither the Partnership nor the Specified Properties earned interest income for the year ended December 31, 2003. The Partnership and Springdale Apartments earned $970 and $1,616, respectively, during the twelve months ended one year earlier. Interest income has steadily diminished due not only to declining interest rates but also due to increased bank fees that require higher offsetting compensating cash balances. Partnership general and administrative expenses for 2003 increased to $34,408 from $27,858 in 2002, due primarily to 2002 mailing and printing costs paid in 2003. Comparable expenses for 2003 were paid in the fourth quarter of 2003. Partnership professional fees for 2003 decreased to $27,616 from $32,612 in 2002. Audit and tax service fees in 2003 decreased to $55,000, from $55,167 in 2002.

         The combined net income of the Specified Properties and Partnership for 2003, $334,017 decreased from 2002, $424,586, as the result of the factors discussed above. Net income per Unit in 2003 ($8.36) decreased from 2002 ($10.62) primarily as a result of the factors detailed above affecting the Specified Properties. Distributions to Limited Partners in 2003 totaled $354,733 compared to 2002 distributions of $314,331. Distributions on a per Unit basis to Limited Partners increased in 2003 ($9.86) compared to 2002 ($8.74), none of which was a return of capital on a federal income tax basis in 2003 or 2002. There were no distributions to the General Partners in 2003 or 2002.

         As discussed in "Liquidity and Capital Resources" above increased expenditures for major repairs and improvements, which began in 2001, continued in 2002 and 2003. All such expenditures were funded from operating cash flow. The Managing General Partner anticipates that such expenditures will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance of the Specified Properties. As discussed above, the level of distributions to the Limited Partners is dependent on the overall performance of the Specified Properties and on expenditures for major repairs and improvements. While the General Partners hoped to increase net income generated by the Specified Properties in 2003, as compared to 2002, by increasing occupancy and rental rates, current economic conditions generally limited their ability to do so. As indicated above, and subject to the sale of the Specified Properties during 2004, the Partnership will continue with major repairs and improvements during 2004, which likely will exceed those incurred in 2002 and 2003. Net income per Unit in 2003 ($8.36) decreased from 2002 ($10.62) primarily as the result of the factors detailed above affecting the Specified Properties. While the General Partners hope to increase net income generated by the Specified Properties in 2004, as compared to 2003, by increasing occupancy and rental rates, current economic conditions generally may continue to limit their ability to do so. The General Partners believe that current economic conditions continue to have a negative effect on the multifamily housing markets in part because the resulting significant decreases in home mortgage rates have encouraged first time home purchases. The Managing General Partner cannot predict if there will be interest rate increases, or if so, how or when such increases will impact demand for apartment properties like those at the Springdale Apartments or demand for storage. Additionally, as indicated above, the Partnership will continue with major repairs and improvements during 2004, which likely will exceed those incurred in 2003 and 2002, unless the properties are sold. Therefore, the Managing General Partner believes that aggregate distributions during 2004 will be less than aggregate distributions during 2003. However, the pending sale of Springdale Apartments, which is subject only to approval of the Limited Partners, will also affect the near-term level of 2004 distributions.

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

Item 7. FINANCIAL STATEMENTS.

ChrisKen Partners Cash Income Fund L.P.

                        (A Delaware Limited Partnership)

                   Index to Consolidated Financial Statements

Report of Independent Auditors.....................................................          19

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2003.....................................          20
Consolidated Statements of Income for the Years Ended
   December 31, 2003 and 2002......................................................          21
Consolidated Statements of Partners' Capital for the Years
   Ended December 31, 2003 and 2002................................................          22
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2003 and 2002......................................................          23
Notes to Consolidated Financial Statements.........................................          24

                         Report of Independent Auditors

To the Partners
ChrisKen Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of ChrisKen Partners Cash Income Fund L.P. (a Delaware Limited Partnership) as of December 31, 2003, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChrisKen Partners Cash Income Fund L.P. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois
March 8, 2004

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                December 31, 2003

ASSETS
Cash and cash equivalents                                                                    $   991,466
Restricted cash                                                                                  377,320
Accounts receivable                                                                               30,644
Prepaid expenses                                                                                  23,856
                                                                                             -----------
                                                                                               1,423,286

Investment in real estate, at cost:
   Land                                                                                        2,220,195
   Land improvements                                                                             193,515
   Buildings and improvements                                                                 11,623,726
   Equipment                                                                                     797,899
                                                                                             -----------
                                                                                              14,835,335

   Accumulated depreciation                                                                   (4,978,789)
                                                                                             -----------
                                                                                               9,856,546

                                                                                             -----------
Total assets                                                                                 $11,279,832
                                                                                             ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses                                                        $   160,999
Tenants' security deposits                                                                        81,406
Deferred rental income                                                                           134,193
Accrued real estate taxes                                                                        317,024
                                                                                             -----------
Total liabilities                                                                                693,622

Partners' capital:
General partners                                                                                 469,632
Limited partners (35,965 units issued and outstanding)                                        10,116,578
                                                                                             -----------
Total partners' capital                                                                       10,586,210

                                                                                             -----------
Total liabilities and partners' capital                                                      $11,279,832
                                                                                             ===========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                        Consolidated Statements of Income

                                                                          YEAR ENDED DECEMBER 31
                                                                            2003          2002
                                                                         ----------    ----------
REVENUE
Rental                                                                   $2,634,807    $2,733,598
Interest                                                                          -         2,586
Other                                                                       104,988       110,199
                                                                         ----------    ----------
Total revenue                                                             2,739,795     2,846,383

EXPENSES
Property operations                                                         296,764       280,534
Real estate taxes                                                           314,487       306,802
Repairs and maintenance                                                     357,132       390,666
Advertising                                                                 113,488        99,673
Depreciation                                                                621,953       614,969
General and administrative                                                  547,532       577,527
Management fees - affiliate                                                 154,422       151,626
                                                                         ----------    ----------
Total expenses                                                            2,405,778     2,421,797
                                                                         ----------    ----------
Net income                                                               $  334,017    $  424,586
                                                                         ==========    ==========
Net income allocated to general partners                                 $   33,402    $   42,459
                                                                         ==========    ==========
Net income allocated to limited partners                                 $  300,615    $  382,127
                                                                         ==========    ==========
Net income allocated to limited partners per weighted-average limited
   partnership units outstanding                                         $     8.36    $    10.62
                                                                         ==========    ==========
Weighted-average limited partnership units outstanding                       35,965        35,965
                                                                         ==========    ==========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 2003 and 2002

                                         PARTNERS' CAPITAL ACCOUNTS
                                  GENERAL         LIMITED
                                  PARTNERS        PARTNERS           TOTAL
                                ------------    ------------     ------------
Balance at January 1, 2002           393,771      10,102,900       10,496,671
Distributions (A)                          -        (314,331)        (314,331)
Net income                            42,459         382,127          424,586
                                ------------    ------------     ------------
Balance at December 31, 2002         436,230      10,170,696       10,606,926
Distributions (A)                          -        (354,733)        (354,733)
Net income                            33,402         300,615          334,017
                                ------------    ------------     ------------
Balance at December 31, 2003    $    469,632    $ 10,116,578     $ 10,586,210
                                ============    ============     ============

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                    2003       2002
                  --------   --------
First quarter     $   0.00   $   0.00
Second quarter        9.86       8.74
Third quarter         0.00       0.00
Fourth quarter        0.00       0.00

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                                                                 YEAR ENDED DECEMBER 31
                                                                  2003            2002
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $   334,017     $   424,586
Adjustments to reconcile net income to net cash flows
   provided by operating activities:
     Depreciation                                                  621,953         614,969
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                               2,346          20,397
       Decrease in prepaid expenses                                  3,715          23,911
       Increase in accounts payable and accrued real estate
         taxes                                                       1,491           6,158
       (Decrease) in deferred rental income                        (13,089)         (1,214)
       (Decrease) in tenants' security deposits                    (13,840)        (11,913)
                                                               -----------     -----------
Net cash flows provided by operating activities                    936,593       1,076,894

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                            (343,434)       (310,878)
                                                               -----------     -----------
Cash flows used in investing activities                           (343,434)       (310,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                     (354,733)       (314,331)
                                                               -----------     -----------
Cash flows used in financing activities                           (354,733)       (314,331)
                                                               -----------     -----------
Net increase in cash and cash equivalents                          238,426         451,685
Cash and cash equivalents, beginning of year                       753,040         301,355
                                                               ===========     ===========
Cash and cash equivalents, end of year                         $   991,466     $   753,040
                                                               ===========     ===========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 2003 and 2002

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

Information related to these segments for the years ended December 31, 2003 and 2002 is as follows:

                                                       Year ended December 31, 2003
                                      RESIDENTIAL         SELF
                                       APARTMENT         STORAGE
                                        COMPLEX          FACILITY       PARTNERSHIP      CONSOLIDATED
                                      ------------     ------------     ------------     ------------
Property operating revenues           $  1,694,214     $  1,045,580                -     $  2,739,794
Property operating expenses               (754,855)        (481,437)               -       (1,236,292)
                                      ------------     ------------     ------------     ------------
        Operating income                   939,359          564,143                -        1,503,502

Reconciliation to net income
        General and administrative
        expense                           (209,862)        (226,380)        (111,290)        (547,532)
        Depreciation expense              (407,517)        (214,436)                         (621,953)
        Interest income                          -                -                -                -
                                      ------------     ------------     ------------     ------------
Net income (loss)                     $    321,980     $    123,327     $   (111,290)    $    334,017
                                      ============     ============     ============     ============
Capital improvements                  $    103,256     $    240,178     $          -     $    343,434
                                      ============     ============     ============     ============
Total assets                          $  5,668,637     $  4,366,777     $  1,244,418     $ 11,279,832
                                      ============     ============     ============     ============

                                                    Year ended December 31, 2002

                                    RESIDENTIAL        SELF
                                     APARTMENT        STORAGE
                                      COMPLEX         FACILITY       PARTNERSHIP    CONSOLIDATED
                                    -----------     -----------     ------------    ------------
Property operating revenues         $ 1,754,475     $ 1,089,322     $          -    $  2,843,797
Property operating expenses            (783,683)       (445,618)               -      (1,229,301)
                                    -----------     -----------     ------------    ------------
        Operating income                970,792         643,704                -       1,614,496

Reconciliation to net income
      General and administrative
      expense                          (214,433)       (247,457)       (115,637)        (577,527)
      Depreciation expense             (408,310)       (206,659)              -         (614,969)
      Interest income                     1,616               -             970            2,586
                                    -----------     -----------     ------------    ------------
Net income (loss)                   $   349,665     $   189,588     $  (114,667)    $    424,586
                                    ===========     ===========     ============    ============
Capital improvements                $   191,443     $   119,435     $         -     $    310,878
                                    ===========     ===========     ============    ============
Total assets                        $ 6,012,702     $ 4,300,610     $ 1,012,674     $ 11,325,986
                                    ===========     ===========     ============    ============

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

In February 1998, a lawsuit was filed against the Partnership by a prospective buyer of the Springdale property. The lawsuit was settled as of June 1, 1998. Accordingly, as of June 1, 1998, the Springdale Property is no longer considered as assets held for sale and the net book value of $6,664,000 has been reclassified as an investment in real estate. Although Springdale is currently under contract for sale, the closing of the transaction is dependent on the approval of the Limited Partners and other conditions and, accordingly, there can be no assurance that the transaction will be consummated. Therefore, Springdale continues to be classified as an investment in real estate.

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

In accordance with SFAS No. 144, the Company records impairment losses on long lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated over their expected holding periods are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in the portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value may be based upon estimated cash flows discounted at a risk-adjusted rate of interest, comparable or anticipated sales in the marketplace, or estimated replacement cost, as adjusted to consider the costs of re-tenanting and repositioning those properties which have significant vacancy issues, depending on the facts and circumstances of each property.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the 2. amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. BASIS OF PRESENTATION

         The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally impairment loss, depreciation expense, and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 2003 is approximately $90,000 lower than the taxable income of the Partnership. The aggregate cost of investment in real estate for federal income tax purposes at December 31, 2003 is approximately $14,500,000.

4. PARTNERSHIP AGREEMENT

         The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners' receiving their non-cumulative, non-compounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions are payable quarterly within sixty days of each quarters' end. The Annual Preferred Return was not met in 2002 or 2003.

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

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 2003, cash restricted for working capital reserve purposes was $377,320.

5. RELATED PARTY TRANSACTIONS

The Partnership pays management fees to CREMCO, L.L.C., an affiliate of the General Partners. Management fees are calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for Self-Storage. Total management fees for 2003 and 2002 were $154,422 and $151,626, respectively. The management agreements are subject to annual renewal. In addition, the Partnership reimburses CREMCO, L.L.C. for personnel costs directly attributable to property operations, totaling $362,542 and $339,074 in 2003 and 2002, respectively. These costs are included in property operations expenses in the accompanying consolidated statements of income. Unpaid fees and reimbursements, aggregating $21,487 at December 31, 2003 are included in accounts payable and accrued expenses in the accompanying balance sheet.

An affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $1,500 and $3,000, in 2003 and 2002, respectively.

6. SUBSEQUENT EVENT

On February 9, 2004 the Partnership executed a sale agreement relating to the Springdale property at a purchase price of $11,385,000. Closing of the transaction is dependent on the approval of the Limited Partners and other conditions and, accordingly, there can be no assurance that the transaction will be consummated.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

    The principal executive officer of our Managing General Partner, John F. Kennedy, and the acting principal financial officer of our Managing General Partner, Robert Mayer (an employee of ChrisKen Residential Trust and CREMCO, L.L.C., but not of the Managing General Partner), have evaluated, as of the end of the period covered by this report on Form 10-KSB, the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, Messrs. Kennedy and Mayer have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

        (b) Changes in internal controls

        During the period covered by this annual report and since the date of the evaluation of our disclosure controls and procedures by Messrs. Kennedy and Mayer described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

(Balance of page intentionally left blank.)

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Partnership does not have directors, officers, or employees. The General Partners of the Partnership are ChrisKen Income Properties, Inc., an Illinois corporation, as Managing General Partner, and ChrisKen Limited Partnership I, an Illinois limited partnership, as Associate General Partner. The Managing General Partner manages and controls the Partnership's affairs and has general responsibility and the ultimate authority in substantially all matters affecting the Partnership's business.

         John F. Kennedy controls the Managing General Partner. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Property. The general partners of the Associate General Partner are Mr. Kennedy and ChrisKen Equities, Inc., an affiliate. Mr. Kennedy is the sole director of the Managing General Partner and is its President and Secretary. Robert Mayer, who is the Executive Vice President - Finance of ChrisKen Residential Trust and CREMCO, L.L.C., is not an officer or employee of the Managing General Partner, but acts as principal accounting officer for the Managing General Partner. Although Mr. Kennedy and CREMCO, L.L.C. require that all of their personnel engage in honest and ethical conduct, ensure full, fair, accurate, timely, and understandable disclosure, comply with all applicable governmental laws, rules and regulations, and report to Mr. Kennedy any deviation from these principles, because the management of a partnership by an entity that has different interests in distributions and income than investors involves numerous conflicts of interest that must be resolved on a daily basis, and because the ultimate decision maker in all instances is Mr. Kennedy, the Partnership has not adopted a formal code of conduct. Instead, Mr. Kennedy, as the President and sole director of the Managing General Partner, resolves conflicts to the best of his ability, consistent with his fiduciary obligations to the Managing General Partner and the fiduciary obligations of the Managing General Partner to the Partnership.

         The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2004:

     NAME                  AGE                     POSITION
John F. Kennedy            53            Director,President and Secretary

         John F. Kennedy has been a Director, President (Vice President until
1994) and Secretary of the Managing General Partner since 1989 and is a general partner of the Associate General Partner. Mr. Kennedy is President, Chief Executive Officer, Chief Operating Officer and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Specified Properties. Mr. Kennedy has also been an officer, director and shareholder of several ChrisKen affiliates. Mr. Kennedy is currently a general partner in six affiliated private real estate limited partnerships located primarily in the Midwest as well as a principal of ChrisKen Growth & Income L.P. II, a public real estate limited partnership. Prior to co-founding The ChrisKen group of companies, he was involved from 1977 to 1978 with marketing various properties for American Invsco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy of holds a Bachelor of Arts degree from DePaul University.

         Since Mr. Kennedy serves as the sole director of the Managing General Partner, all of the duties that might be assigned to an audit committee are assigned to Mr. Kennedy. Mr. Kennedy is not an audit committee financial expert, as defined. As an officer and majority owner of the Managing General Partner, Mr. Kennedy is not a "disinterested director" and may be subject to a number of conflicts of interests in his capacity as sole director of the Managing General Partner.

         Before the independent auditors are engaged, Mr. Kennedy, as the sole director of the Managing General Partner, approves all audit-related fees, and all permissible non-audit fees, for services of our auditors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under federal securities laws, the directors and officers of the General Partners of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2003. Based upon information provided by officers and directors of the General Partners.

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

         The following is a schedule of the compensation paid by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:


Description of Transaction and                                Amount of Compensation
Entity Receiving Compensation                                 Year Ended December 31,
                                                                2003         2002
                                                              --------      --------
Reimbursement of property operating payroll costs to
  affiliate of General Partners                               $362,542      $339,074
Property Management Fee to affiliate of the General Partners   154,422       151,626
                                                              --------      --------
                                                 Total        $516,964      $490,700

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) To the best knowledge of the Partnership, as of December 31, 2003, and March 15, 2004, no person held more than five percent (5%) of the Units.

         (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 2003, and March 15, 2004, 1,316 Limited Partners beneficially owned 35,965 Units.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         CREMCO, L.L.C., an affiliate of the General Partners, has provided management services for the Specified Properties, since July 1, 2000. The duties and responsibilities of the management agent include supervision of the day-to-day management of the operations of the Specified Properties, provision of long-range planning, and providing such assistance and consultation to the Managing General Partner as may be necessary to provide for the efficient administration and the protection of the Specified Properties. Fees paid for management services are in addition to the General Partners' distributive share of cash flow. CREMCO, L.L.C. earned $154,422 and $151,626 in 2003 and 2002, respectively, for such management services. In addition, the Partnership reimbursed CREMCO, L.L.C. for payroll expenses for personnel directly related to property operations totaling $362,542 and $339,074 in 2003 and 2002, respectively.

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

         An affiliate, ChrisKen Support Services, Inc., of the General Partners leases space at Gold Coast Storage on the same terms as offered to third parties. During 2003 and 2002 the Partnership recognized rental revenue of

$1,500 and $3,000, respectively, from this lease. Mr. Kennedy, President and a Trustee of ChrisKen Residential Trust, the entity that controls CREMCO, L.L.C. and Mr. John S. Marten, a former Executive Vice President - Property Management and Trustee of ChrisKen Residential Trust, own 245.3 and 235.3 Units of the Partnership, respectively.

         Upon the sale or refinancing of the Partnership's properties, the General Partners or their affiliates will receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the gross sales price of the property; or (b) the competitive real estate commission if they have rendered such services; provided, however, that payment of such commissions to the General Partners will be subordinated to receipt by the Limited Partners of their Adjusted Investment and Preferential Distribution. If the Springdale Apartments are sold as proposed, the payment of commissions to the General Partners or their affiliates will be subordinated as the Limited Partners will not receive all of their Adjusted Investment and Preferential Distribution from the sale. Reference is made to Note 5 of the Notes to the Consolidated Financial Statements for amounts paid to related parties.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein or incorporated by reference:

NUMBER   EXHIBIT

3        Certificate of Limited Partnership (incorporated by reference from
         Exhibit 3 of the Registrant's Form S-11 Registration Statement filed June 9, 1987, S.E.C. File No. 33-14921).

4 Limited Partnership Agreement of Registrant dated as of August 3, 1987 (incorporated by reference from Exhibit 3.1, Registrant's Form S- I 1 Registration Statement filed June 9, 1987, S.E.C. File No. 33-14921).

10.1 Property Management Agreement between Registrant and ChrisKen Real Estate Management Company (incorporated by reference from Exhibit 19.1 to the Registrant's Form S-11 Registration Statement filed June 9, 1987, S.E.C. File No. 33-14921).;

10.2 Purchase and Sale Agreement between Registrant and Joint Venture, LLC, Phillip & Sally Askotzky Revocable Living Trust Dated 10/07/96, Michael
         A. and Tracy C. Askotzky Trust T/U//A Dated April 8, 1999, The Levinsky and Ceren Family Trust Dated April 26, 1989, 2002 Levinsky Family Trust, Maurice Neeman Trust and Shirley Neeman Trust dated as of February 9, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated as of February 9, 2004);

28 (1) Pages 16-19 of final Prospectus dated August 28, 1987, as filed with the Securities and Exchange Commission pursuant to Rule 424(b) promulgated under the Securities Act of 1933, as amended.

31.1 Certification of Principal Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Acting Principal Accounting Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2003.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit Engagement: Ernst & Young LLP was engaged as the Partnership's independent auditor for fiscal years 2003 and 2002, All fees incurred in the years ended December 31, 2003 and 2002 were approved by Mr. Kennedy acting in his capacity as the Audit Committee.

         Audit Fees: Audit fees for the audit of the Company's annual financial statements included in the Company's annual report on Form 10-KSB and those financial statements included in the Company's quarterly reports on Form 10-QSB by Ernst & Young LLP for the years ended December 31, 2003 and 2002 totaled $54,863 and $37,800, respectively.

         Audit-Related Fees: Audit-related fees, which consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements, including consultations concerning financial accounting and reporting standards, and are not reported under "Audit Fees," were not incurred for the years ended December 31, 2003 or December 31, 2002.

Tax Fees - Tax fees for professional services for federal and state tax compliance, tax advice and tax planning for the years ended December 31, 2003 and 2002 totaled $19,800 and $18,500, respectively.

         The Partnership paid no other fees for accounting products and services other than those reported above.

         Policy for Pre-approval of Audit and Permissible Non-Audit Services of Independent Auditors

         Before the Independent Auditors are engaged by the Partnership to render audit or non-audit services, the engagement is approved by Mr. Kennedy acting as the Partnership's audit committee.

                   (Balance of page left intentionally blank)

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

                                         CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                         By: ChrisKen Income Properties, Inc.,
                                             Managing General Partner

Date: April 8, 2004                      By: /S/ JOHN F. KENNEDY
                                            ------------------------------------
                                            John F. Kennedy
                                            Director and President

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: April 8, 2004                      By: /S/ JOHN F. KENNEDY
                                            ------------------------------------
                                            John F. Kennedy,
                                            Director and President of the
                                            Managing General Partner

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

31.1 Certification of Principal Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Acting Principal Accounting Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.