Form 10QSB
period 2004-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2004-05-17
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                     [X] QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Yes ____   No     X
                -------

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                     ---------------------------------------

                                      INDEX


                                                                                                          Page
PART I            Financial Information
                  ---------------------

         Item 1.  Consolidated Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheet at
                     March 31, 2004                                                                       2

                     Condensed Consolidated Statements of Income
                     for the Three Months Ended
                     March 31, 2004 and 2003                                                              3

                     Condensed Consolidated Statement of Partners'
                     Capital for the Three Months Ended
                     March 31, 2004                                                                       4

                     Condensed Consolidated Statements of Cash Flows for
                     the Three Months Ended March 31, 2004
                     and 2003                                                                             5

                     Notes to Condensed Consolidated Financial Statements                                 6

         Item 2.  Management's Discussion and Analysis or
                           Plan of Operation                                                              8

         Item 3.  Controls and Procedures                                                                13


PART II.          Other Information
                  -----------------

         Item 1.  Legal Proceedings                                                                      14

         Item 2.  Changes in Securities                                                                  14

         Item 3.  Defaults Upon Senior Securities                                                        14

         Item 4.  Submissions of Matters to a Vote of
                           Security Holders                                                              14

         Item 5.  Other Information                                                                      14

         Item 6.  Exhibits and Reports on Form 8-K                                                       14

SIGNATURE                                                                                                16


CERTIFICATIONS                                                                                           17

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Condensed Consolidated Balance Sheet

                                 March 31, 2004
                                   (Unaudited)




Assets
Cash and cash equivalents                                                          $    939,930
Restricted cash                                                                         377,320
Accounts receivable                                                                      27,499
Prepaid expenses                                                                         16,502
                                                                                   ------------
                                                                                      1,361,251
Investment in real estate, at cost:
   Land                                                                               2,413,710
   Buildings and improvements                                                        11,626,918
   Equipment                                                                            816,327
                                                                                   ------------
                                                                                     14,856,955
   Accumulated depreciation                                                          (5,139,424)
                                                                                   ------------
                                                                                      9,717,531

                                                                                   ------------
Total assets                                                                       $ 11,078,782
                                                                                   ============

Liabilities and partners' capital
Accounts payable                                                                   $    131,089
Tenants' security deposits                                                               70,695
Deferred income and prepaid rent                                                        137,408
Accrued real estate taxes                                                               152,390
                                                                                   ------------
Total liabilities                                                                       491,582

Partners' capital, 35,965 limited partnership units issued and outstanding           10,587,200

                                                                                   ------------
Total liabilities and partners' capital                                            $ 11,078,782
                                                                                   ============



See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Condensed Consolidated Statements of Income
                                   (Unaudited)




                                                                                  Three Months Ended
                                                                                       March 31
                                                                                 2004            2003
                                                                            --------------------------------
REVENUE
Rental                                                                        $617,240         $649,916
Other                                                                           28,103           27,837
                                                                              -------------------------
Total revenue                                                                  645,343          677,753

Expenses
Property operations                                                            173,759          190,346
Depreciation                                                                   160,636          156,841
General and administrative                                                     275,107          264,672
Management fees -- Affiliate                                                    34,851           34,710
                                                                              -------------------------
Total expenses                                                                 644,353          646,569
                                                                              -------------------------
Net income                                                                    $    990         $ 31,184
                                                                              =========================
Net income allocated to general partners                                      $     99         $  3,118
                                                                              =========================
Net income allocated to limited partners                                      $    891         $ 28,066
                                                                              =========================
Net income allocated to limited partners per limited partnership unit
   outstanding                                                                $    .02         $    .78
                                                                              =========================
Limited partnership units outstanding                                           35,965           35,965
                                                                              =========================



See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

              Condensed Consolidated Statement of Partners' Capital

                        Three months ended March 31, 2004
                                   (Unaudited)





                                                                  Partners' Capital Accounts
                                                     ------------------------------------------------------
                                                          General      Limited Partners
                                                          Partners                            Total
                                                     ------------------------------------------------------
Balance at January 1, 2004                                  $469,632        $10,116,578      $10,586,210
Net income                                                        99                891              990
                                                     ------------------------------------------------------
Balance at March 31, 2004                                   $469,731        $10,117,469      $10,587,200
                                                     ======================================================


See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)





                                                                                      Three Months Ended
                                                                                           March 31
                                                                                      2004           2003
                                                                                 ----------------------------
Cash flows from operating activities
Net income                                                                       $     990          $  31,184
Adjustments to reconcile net income to net cash flows (used) provided by operating activities:
     Depreciation                                                                  160,636            156,841
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                               3,145              4,920
          Decrease (Increase) in prepaid expenses                                    7,354             (3,697)
       (Decrease) in accounts payable and accrued expenses                        (194,545)           (61,705)
       Increase in deferred income and prepaid rent                                  3,215              4,732
       (Decrease) Increase in tenants' security deposits                           (10,711)             3,101
                                                                                 ----------------------------
Net cash flows (used) provided by operating activities                             (29,916)           135,376

Cash flows from investing activities
Additions to investment in real estate                                             (21,620)           (96,856)
                                                                                 ----------------------------
Cash flows used in investing activities                                            (21,620)           (96,856)

                                                                                 ----------------------------
Net (decrease) increase in cash and cash equivalents                               (51,536)            38,520
Cash and cash equivalents, beginning of period                                     991,466            753,040
                                                                                 ----------------------------
Cash and cash equivalents, end of period                                         $ 939,930          $ 791,560
                                                                                 ============================



See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements are the representation of the General Partners and reflect all adjustments that are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the ChrisKen Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.  SEGMENT INFORMATION


                                                               Three Months Ended
                                            March 31, 2004                           March 31, 2003
                                    -----------------------------------------------------------------------
                                    Residential               Self           Residential            Self
                                     Apartment               Storage           Apartment           Storage
                                      Complex               Facility           Complex            Facility
                                    -----------------------------------------------------------------------

Property operating revenues          $  386,441          $  258,902          $  415,202          $  262,551
Net income                               37,025              20,127              63,813              19,980
Total assets                          5,640,292           4,346,383           6,015,432           4,354,808





A reconciliation of combined operating income for the residential apartment complex segment and the self storage facility segment to net income is as follows:



                                                            Three Months Ended
                                                                 March 31
                                                           2004              2003
                                                       ----------------------------
Total operating income for reportable segments          $ 57,152           $ 83,793
General and administrative expense                       (56,162)           (52,609)
                                                       ----------------------------
Net income                                              $    990           $ 31,184
                                                       ============================


3.  SUBSEQUENT EVENT

On April 14, 2004 the Partnership held a special meeting of the Limited Partners at which the Limited Partners voted to approve the sale of Springdale Apartments, one of the Partnership's two properties. As a result, on April 15, 2004 Springdale Apartments was sold for a purchase price of $11,385,000. Net cash proceeds received by Springdale Apartments at closing totaled $10,928,074. The Managing General Partner estimates that the gain from the sale of Springdale Apartments will be $5,500,000.













                   (Balance of page left intentionally blank)

Item 2.  Management's Discussion and Analysis or Plan of Operation

         ChrisKen Partners Cash Income Fund L.P. ("CPCIF" or the "Partnership") is a Delaware limited partnership organized on May 4, 1987, with ChrisKen Income Properties, Inc. ("Managing General Partner") and ChrisKen Limited Partnership I as General Partners. Pursuant to a public offering (the "Offering"), CPCIF sold 37,732 limited partnership units (the "Units" or the "Limited Partnership Units"). CPCIF has 99.9% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owned a 199-unit residential complex located in Waukesha, Wisconsin ("Springdale Apartments"), until its sale on April 15, 2004, and Chicago I Self-Storage Limited Partnership owns a 155,997 square foot self-storage facility located in Chicago, Illinois ("Gold Coast Storage").

Liquidity and Capital Resources
-------------------------------

         The Partnership had cash and cash equivalents of $939,930 and $991,466 as of March 31, 2004, and December 31, 2003, respectively. The decrease in cash and cash equivalents is primarily due to a decrease in accounts payable and accrued expenses and increased investment in real estate, partially offset by cash flow from operations generated in the first quarter. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at March 31, 2004, and December 31, 2003), as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). At March 31, 2004, the Partnership held the Specified Properties described above on an unencumbered or all cash basis.

         In February 2004, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $350 per Unit. The offer expired on May 15, 2004. The Partnership's records indicate that as of May 6, 2004, 243.6 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

         On March 26, 2004, the Managing General Partner received a copy of an offer, made by Mackenzie Patterson Fuller, Inc. and affiliated entities, for all of the Partnership's outstanding Units for $350 per Unit. The Managing General Partner responded to the tender offer made by Mackenzie Patterson Fuller, Inc. and affiliated entities on March 30, 2004, by filing a Schedule 14D-9 with the Securities and Exchange Commission in which it stated its position on the tender offer. A copy of that filing was sent concurrently with filing to the Limited Partners. The Partnership's records indicate that as of May 6, 2004, no Limited Partnership Units were sold to Mackenzie Patterson Fuller, Inc. as a result of this offer.

         Management believes that the Limited Partnership Unit sales to CMG Partners L.L.C will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Limited Partnership Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

         In 2001, at Gold Coast Storage, the City of Chicago Fire Department determined that, in the event of a fire, individuals using exterior fire escapes might be injured by broken glass from window openings within ten feet of a fire escape. In conjunction with the Fire Department, the Partnership has developed a plan to encase identified windows with UL fire rated materials. The Partnership has received the neces-sary approval and building permit by the City of Chicago Building Department. Work on this project began in the second quarter and was completed in the fourth quarter of 2003 for a total capital expenditure of $171,000.

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

         In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of March 19, 2004, the structural engineer has completed the examination of all units where similar conditions could exist. Remediation of the structural defects identified in the structural engineer's report was completed prior to the April 2004 sale, at a cost of approximately $32,000, and was funded out of the Partnership's cash flow.

         In 2001, structural enhancements and repairs to the Specified Properties that the Managing General Partner deemed necessary and advisable were undertaken. As a result, 2001 major expenditures exceeded expenditures for such items for the few years preceding 2001. The increased level of expenditures for major repairs and improvements continued in 2002 and 2003. All such expenditures were funded from operating cash flow. If Gold Coast Storage is not sold in 2004 as contemplated, the Managing General Partner anticipates that such expenditures for Gold Coast Storage will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance. Expenditures for major repairs and improvements for Springdale Apartments, which was sold in April 2004, totaled $38,461 in the first quarter of 2004, including approximately $14,900 in structural remediation costs.

         In 2002, the Managing General Partner engaged third party real estate firms to review the feasibility of converting the Springdale Apartments to condominiums through the sale of the individual apartment units rather than selling the property as an apartment community. Because the reports by such third party real estate firms were significantly less positive with respect to condominiumization of the Springdale Apartments than the Managing General Partner anticipated, the Managing General Partner commissioned a more thorough feasibility report which recently was completed. As that later report also did not provide strong support for condominiumization, the Managing General Partner decided to engage one or more third party brokers to solicit offers for sale of the Springdale Apartments. In 2003, a broker was engaged to solicit offers on the Springdale Apartments. The Managing General Partner received inquiries from several potential buyers and negotiated contract terms with one of those potential buyers. The Managing General Partner accepted an offer for purchase of the Property. A special meeting of the Limited Partners was held at the offices of the Partnership at 345 North Canal Street, Chicago, IL 60606 at 7:00 p.m. CST on April 14, 2004. At the Special Meeting, the Limited Partners voted to approve the proposal to sell the Springdale Apartments. The sale was completed in April 2004. A broker also was engaged recently to solicit offers on Gold Coast Storage. The Managing General Partner received an inquiry from one potential buyer for Gold Coast. Negotiations with this potential Gold Coast buyer have terminated and the broker's engagement terminated. A new broker has been selected, but not yet engaged, to solicit offers on Gold Coast Storage. A sale of Gold Coast will require approval of the Limited Partners. There can be no assurance that the Partnership will receive a favorable offer on Gold Coast.

As the Springdale Apartments were sold on April 15, 2004, the Managing
General Partner is in
the process of determining the amount of cash that it believes will be sufficient to provide for the payment of the Partnership's remaining liabilities with respect to Springdale Apartments. The balance will then be promptly distributed to the Limited Partners and General Partners in accordance with the Partnership Agreement. It is expected that all such net cash will be distributed in the third quarter of 2004. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds will be made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds from the sale will not be sufficient to satisfy (ii) and accordingly the General Partners will not receive any distribution of sale proceeds from the sale of the Springdale Apartments.

         The source of near-term future liquidity for the Partnership and cash distributions to the Partners is dependent upon the sale of Gold Coast Storage and cash generated by Gold Coast Storage, while held pending sale. Based upon a review of the existing leases and occupancy levels at Gold Coast Storage and cash flows generated by Gold Coast Storage and further based upon the Partnership's investment objectives and the fact that Gold Coast Storage is held on an all-cash basis, the General Partners do not anticipate a lack of liquidity. In the event the Reserve and cash flows are insufficient to meet cash or liquidity needs, the Partnership would be required to borrow funds to meet such costs. Nonetheless, in addition to the Reserve and cash flows generated by Gold Coast Storage discussed above, the General Partners believe that the equity in Gold Coast Storage, which is now held on an all-cash basis, would provide additional sources of liquidity, if required. The General Partners therefore believe that, if required, the Partnership would be able to obtain financing collateralized by Gold Coast Storage in order to provide funds to meet working capital needs.


Results of Operations
---------------------

         Occupancy at the Springdale Apartments was 85.4% at March 31, 2004, 84.9% at December 31, 2003, and 93% at March 31, 2003. Rental revenue decreased during the three months ended March 31, 2004, as compared to the same period one year earlier, due primarily to a $34,046 increase in vacancy loss. Occupancy at Springdale Apartments was 86.9% at the time of sale in mid April 2004.

         Occupancy at Gold Coast Storage was 73% at March 31, 2004, 74.9% at December 31, 2003, and 73.6% at March 31, 2003. Net rental revenue totaled $250,890 for the three months ended March 31, 2004, and $250,900 for the three months ended March 31, 2003. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2004 due to low occupancy resulting primarily from increased competition and overall weakened economic conditions. The General Partners believe that occupancy at Gold Coast will range between 70 - 79% for the remainder of 2004.

         Management continues to aggressively market lease space at Gold Coast Storage in order to increase occupancy percentages and rental rates. There can be no assurance, however, that an increase will occur.

         Total revenue of $386,441 for Springdale Apartments for the three months ended March 31, 2004, decreased approximately 6.9% from total revenue of $415,202 for the three months ended March 31, 2003. The decrease in revenue resulted primarily from increased vacancy loss, as mentioned above, partially offset by a $3,804 increase in sundry income. Total revenue of $258,902 for Gold Coast Storage for the three months ended March 31, 2004, decreased by approximately 1.4% from total revenue of $262,551 for the three months ended March 31, 2003. The decrease in revenue resulted primarily from a

$3,640 decrease in sundry income. Overall total revenue of $645,343 for the Specified Properties for the three months ended March 31, 2004, decreased by approximately 4.8% from the total revenue of $677,753 for the three months ended March 31, 2003, due to the factors detailed above.


         Expenses for the three months ended March 31, 2004, attributable to Springdale Apartments of $349,416 decreased less than 1% compared to expenses for the three months ended March 31, 2003, of $351,389, due to lower property operations, advertising and marketing, and general and administrative expenses, partially offset by increased repairs and maintenance expense. Property operation expenses are lower due primarily to a $10,224 decrease in water and sewer expense and a $1,744 decrease in gas and fuel expense. Water and sewer expense is lower in the first quarter of 2004, compared to the first quarter of 2003, due primarily to over estimated water and sewer expense in the fourth quarter of 2003. Water and sewer bills are paid quarterly. Water and sewer expense for the period of October 23, 2003 through January 20, 2004 was paid in March 2004. Overstating the estimate for 2003's portion of this payment resulted in a reduction of the water and sewer expense allocated to the first quarter of 2004. Advertising and marketing expense decreased from $11,677 for the first three months of 2003 to $9,175 for the first three months of 2004. General and administrative expenses are lower due primarily to the following decreases in expense: legal and eviction fees, $2,363, property insurance, $1,170, membership fees, $1,445, and payroll taxes, $1,205, partially offset by the following increases in expense: administrative salaries, $1,494 and training and education, $867. Repairs and maintenance is higher due primarily to a $15,104 increase in non-recurring structural repairs. Non-recurring structural repairs increased primarily due to cost related to structural inspections, $7,594, and joist repairs, $7,320, incurred in the first quarter of 2004. Management fee expense in 2004 is comparable to 2003 expense. Springdale Apartments was sold on April 15, 2004.

         Expenses for the three months ended March 31, 2004, attributable to Gold Coast Storage of $238,775 were approximately 1.6% lower than expenses for the three months ended March 31, 2003, of $242,572, due to lower property operations expense, partially offset by increased advertising, repair and maintenance, depreciation, and general and administrative expenses. Property operation expenses decreased in 2004 primarily due to a $21,615 decrease in gas and fuel costs. Gas and fuel expense decreased due to a change in the provider of gas and fuel and decreased usage. Advertising expense increased due to an increase in advertisements in an effort to improve occupancy. Repair and maintenance expenses increased due a $4,244 increase in structural repairs, and a $719 increase in heating ventilation and air conditioning costs, partially offset by a $3,057 decrease in janitorial costs. Structural repairs increased primarily due to the installation of a new elevator gate, $3,575, in the first quarter of 2004. Depreciation expense increased to $56,258 in the first three months of 2004, compared to $53,331, for the same period in 2003. General and administrative expenses increased during 2004 due, primarily, to a $8,114 increase in administrative salaries, partially offset by the following decreases in expense: property insurance, $2,046, and legal and eviction fees, $1,258. Management fee expense increased to $15,280 in the first quarter of 2004, compared to $13,950 for the same period in 2003.

         Overall expenses incurred by the Specified Properties for the three months ended March 31, 2004, of $588,191 were approximately 1% lower than the three months ended March 31, 2003, of $593,961, primarily due to the factors detailed above. Overall expenses will decrease in 2004, as compared to 2003, due to the April 15, 2004 sale of the Springdale Apartments. Management anticipates that operational expenses for Gold Coast Storage in 2004, with the exception of utilities at Gold Coast Storage, will be similar to those experienced in 2003.

         Net income for the three months ended March 31, 2004, of $37,025 from Springdale Apartments decreased 42%, as compared to the three months ended March 31, 2003, of $63,813, primarily due to decreased revenue, and higher repairs and maintenance expense, partially offset by decreased property operations costs. Net income for the three months ended March 31, 2004, of $20,127 from Gold Coast Storage increased less than 1%, as compared to net income for the three months ended March 31, 2003, of

$19,980, due to decreased property operations expense, partially offset by decreased revenue and increased general and administrative, advertising and depreciation expenses.

         Neither the Partnership nor the Specified Properties earned interest income for the three months ended March 31, 2004 or the three months ended March 31, 2003. Interest income is affected not only by declining interest rates but also by increased bank fees that require higher offsetting compensating cash balances. General and administrative expenses incurred by the Partnership for the three months ended March 31, 2004, of $56,162 increased from the three months ended one year earlier of $52,609. The increase in Partnership expenses is the result of a $22,100 increase in audit and accounting fees, partially offset by a $13,162 decrease in general and administrative expenses and a $4,698 decrease in professional fees.

         The combined net income for the Specified Properties and the Partnership for the three months ended March 31, 2004 of $990 decreased 96.8%, as compared to the three months ended March 31, 2003, of $31,184, primarily due to decreased revenue.

         Net cash flows used by operations for the three months ended March 31, 2004, was $29,916 compared to net cash flows provided by operations of $135,376 for the three months ended March 31, 2003. The decrease was primarily the result of decreased net income before depreciation expense and a greater decrease in accounts payable and accrued expenses, and decreased tenants' security deposits, partially offset by a decrease in prepaid expenses. Investment in real estate at the Specified Properties increased by $21,620 for the three months ended March 31, 2004, compared to an increase of $96,856 for the same period one year ago. Additions to investment in real estate at Springdale Apartments during the first quarter of 2004 included the renovation of one apartment, and continued carpet and appliance replacement as necessary. There were no additions to investment in real estate at Gold Coast Storage during the first quarter of 2004. There were no distributions to the Limited Partners or General Partners in the first quarters of 2004 or 2003.

         As discussed in "Liquidity and Capital Resources" above, increased expenditures for major repairs and improvements, which began in 2001, continued in 2002 and 2003. All such expenditures were funded from operating cash flow. In the first quarter of 2004, expenditures for Springdale Apartments for major repairs and improvements totaled $38,461. If Gold Coast Storage is not sold as contemplated, the Managing General Partner anticipates that major repair and improvement expenditures will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance. As discussed above, the level of distributions to the Limited Partners is dependent on the overall performance of Gold Coast Storage, expenditures for major repairs and improvements, cash generated by Springdale Apartments up until the time of sale and on proceeds generated by the sale of Springdale Apartments. As indicated above and subject to the possible sale of the Gold Coast Storage during 2004, the Partnership will continue with major repairs and improvements during 2004, which likely will exceed those incurred in 2002 and 2003. While the General Partners hope to increase net income generated by Gold Coast Storage in 2004, as compared to 2003, by increasing occupancy and rental rates, current economic conditions generally may continue to limit their ability to do so. Therefore, the Managing General Partner believes that aggregate distributions during 2004 will be limited to proceeds from the sale of Springdale Apartments of approximately $11,045,000. Additionally, the level of 2004 distributions would be affected by the sale of Gold Coast Storage. However, although a new broker has been selected to continue marketing of Gold Coast Storage, there are no prospective buyers at this time and there can be no assurance that the Partnership will receive a favorable offer. Aggregate distributions for 2003, paid in the second quarter, totaled $354,733.

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Gold Coast Storage compete and/or unanticipated changes in expenses or capital expenditures.


ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures
----------------------------------------------------


         The principal executive officer of our Managing General Partner, John
F. Kennedy, and the acting principal financial officer of our Managing General Partner, Robert Mayer (an employee of ChrisKen Residential Trust, an affiliate of CREMCO, L.L.C., but not of the Managing General Partner), have evaluated, as of the end of the period covered by this report on Form 10-QSB, the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, Messrs. Kennedy and Mayer have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.



(b) Changes in internal controls
--------------------------------

            During the period covered by this quarterly report and since the date of the evaluation of our disclosure controls and procedures by Messrs. Kennedy and Mayer described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

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

ITEMS 2 AND 3 ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 29, 2004, the Partnership mailed a Notice of Special Meeting and Proxy Statement to all Limited Partners of record on February 29, 2004. The special meeting of the Limited Partners was held at the offices of the Partnership at 345 North Canal Street, Chicago, IL 60606 at 7:00 p.m. CST on April 14, 2004. At the Special Meeting, Limited Partners voted to approve the proposal to sell the Springdale Apartments, one of the Partnership's two properties, to Joint Venture, LLC, Phillip & Sally Askotzky Revocable Living Trust Dated 10/07/96, Michael A. and Tracy C. Askotzky Trust T/U//A Dated April 8, 1999, The Levinsky and Ceren Family Trust Dated April 26, 1989, 2002 Levinsky Family Trust, Maurice Neeman Trust and Shirley Neeman Trust and Springdale Apartments, LLC (collectively the "Purchaser"), for a purchase price of $11,385.000, subject to certain adjustments at or prior to closing, payable in cash, pursuant to the Purchase and Sale Agreement, dated as of February 9, 2004 by and between the Purchaser and the Partnership (the "Purchase Agreement"). The Purchaser is not affiliated with the Partnership or the General Partners. The Purchase Agreement is incorporated by reference to the Partnership's Current Report on Form 8-K dated February 9, 2004. The Notice of Special Meeting and Proxy Statement are incorporated by reference to the Definitive Proxy Statement included in the
Schedule 14A Information filed by the Partnership on March 29, 2004.


ITEM 5 IS OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH IT IS
REQUIRED.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

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



(b)   Reports on Form 8-K.

                  The following Reports on Form 8-K were filed during the quarter ended March 31, 2004.

                  Current Report on Form 8-K dated as of February 9, 2004 is incorporated herein by this reference




                   (Balance of page left intentionally blank)

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


                     ChrisKen Partners Cash Income Fund L.P.
                     ---------------------------------------
                                  (Registrant)


                                   By:      ChrisKen Income Properties
                                            Inc., Managing General
                                            Partner


Date:  May 17, 2004                By:      /s/John F. Kennedy
                                            ------------------
                                            John F. Kennedy
                                            Director and President

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION



EX-31.1           Certification of Chief Executive Officer pursuant to
                  Section 302

EX-31.2           Certification of Chief Financial Officer pursuant to
                  Section 302

EX-32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002