Form 10QSB
period 2004-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2004-08-16
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                    QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Yes         No    X
      ---        ---

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                                               Page
                                                                                               ----
PART I            Financial Information

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                           Condensed Consolidated Balance Sheet at
                           June 30, 2004                                                         2

                           Condensed Consolidated Statements of Operations
                           for the Three and Six Months Ended
                           June 30, 2004 and 2003                                                3

                           Condensed Consolidated Statement of Partners'
                           Capital for the Six Months Ended June 30, 2004                        4

                           Condensed Consolidated Statements of Cash Flows for
                           the Six Months Ended June 30, 2004 and 2003                           5

                           Notes to Condensed Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis or Plan of Operation                      7

         Item 3.  Controls and Procedures                                                       12

PART II.          Other Information

         Item 1.  Legal Proceedings                                                             13

         Item 2.  Changes in Securities                                                         13

         Item 3.  Defaults Upon Senior Securities                                               13
         Item 4.  Submissions of Matters to a Vote of Security Holders                          13

         Item 5.  Other Information                                                             13

         Item 6.  Exhibits and Reports on Form 8-K                                              14

SIGNATURE                                                                                       15

CERTIFICATIONS                                                                                  17

                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                      Condensed Consolidated Balance Sheet

                                  June 30, 2004
                                   (Unaudited)



ASSETS
Cash and cash equivalents                                                                    $     67,938
Restricted cash                                                                                   377,320
Real estate tax and other escrows                                                                  20,000
Accounts receivable                                                                                21,695
Prepaid expenses                                                                                    1,170
                                                                                        -------------------
                                                                                                  488,123
Investment in real estate, at cost:
   Land and improvements                                                                          636,709
   Buildings and improvements                                                                   6,367,106
   Personal property                                                                              156,464
                                                                                        -------------------
                                                                                                7,160,279
   Accumulated depreciation                                                                    (3,003,247)
                                                                                        -------------------
                                                                                                4,157,032
                                                                                        -------------------
Total assets                                                                                 $  4,645,155
                                                                                        ===================

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                             $     95,575
Tenants' security deposits                                                                          4,837
Deferred income and prepaid rent                                                                  113,721
Accrued real estate taxes                                                                         145,612
                                                                                        -------------------
Total liabilities                                                                                 359,745

Partners' capital, 35,965 limited partnership units issued and outstanding
                                                                                                4,285,410
                                                                                        -------------------
Total liabilities and partners' capital                                                      $  4,645,155
                                                                                        ===================

See accompanying notes.

                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30                         JUNE 30
                                                        2004            2003            2004            2003
                                                  -----------------------------------------------------------------
REVENUE
Rental                                             $   243,959     $   249,682    $   494,849     $   500,581
Interest                                                     -               -              -               -
Other                                                    8,446           9,720         16,458          21,372
                                                   -----------     -----------    -----------     -----------
Total revenue                                          252,405         259,402        511,307         521,953

EXPENSES
Property operations                                     36,909          43,761         87,784         113,955
Depreciation                                            55,113          53,752        111,371         107,083
General and administrative                             182,379         140,543        354,902         298,248
Management fees -- Affiliate                            15,060          15,340         30,340          29,290
                                                   -----------     -----------    -----------     -----------
Total expenses                                         289,461         253,396        584,397         548,576
                                                   -----------     -----------    -----------     -----------
(Loss) Income from continuing operations               (37,056)          6,006        (73,090)        (26,623)

DISCONTINUED OPERATIONS
(Loss) Income from discontinued operations
of Springdale Apartments                               (29,921)         83,078          7,104         146,891
Gain on sale of Springdale Apartments                5,561,665               -      5,561,665               -
                                                   -----------     -----------    -----------     -----------
Income from discontinued operations                  5,531,744          83,078      5,568,769         146,891

Net income                                         $ 5,494,688     $    89,084    $ 5,495,679     $   120,268
                                                   ===========     ===========    ===========     ===========
Net (loss) income allocated to general partners    $    (6,698)    $     8,908    $    (6,599)    $    12,027
                                                   ===========     ===========    ===========     ===========
Net income allocated to limited partners           $ 5,501,386     $    80,176    $ 5,502,278     $   108,241
                                                   ===========     ===========    ===========     ===========
(Loss) Income from continuing operations
   allocated to limited partners per limited
   partnership unit outstanding                           (.93)            .15          (1.83)           (.67)
                                                   ===========     ===========    ===========     ===========

Income from discontinued operations allocated
   to limited partners per limited partnership
   unit outstanding                                     153.89            2.08         154.82            3.68
                                                   ===========     ===========    ===========     ===========
Net income allocated to limited partners per
   limited partnership unit outstanding            $    152.96     $      2.23    $    152.99     $      3.01
                                                   ===========     ===========    ===========     ===========
Limited partnership units outstanding                   35,965          35,965         35,965          35,965
                                                   ===========     ===========    ===========     ===========

See accompanying notes.

                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


              Condensed Consolidated Statement of Partners' Capital

                         Six months ended June 30, 2004
                                   (Unaudited)



                                          PARTNERS' CAPITAL ACCOUNTS
                              ------------------------------------------------------

                              GENERAL PARTNERS    LIMITED PARTNERS       TOTAL
                              ------------------------------------------------------
Balance at January 1, 2004      $    469,632       $ 10,116,578       $ 10,586,210
Distributions (A)                          -        (11,796,479)       (11,796,479)
Net income                            (6,599)         5,502,278          5,495,679
                                ------------       ------------       ------------
Balance at June 30, 2004        $    463,033       $  3,822,377       $  4,285,410
                                ============       ============       ============

(A) Summary of 2004 quarterly cash distributions paid per limited partnership unit:

First quarter                                         -
Second quarter                                     $327.99

See accompanying notes.

                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                       SIX MONTHS ENDED
                                                                                            JUNE 30
                                                                                      2004           2003
                                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $ 5,495,679       $ 120,268
Adjustments to reconcile net income to net cash flows (used) provided by operating activities:
     Depreciation                                                                      215,748         313,150
     Gain on sale of Springdale Apartments                                          (5,561,665)              -
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                                   8,949           3,914
       Decrease in prepaid expenses                                                     22,686          17,095
       Increase in real estate tax escrow                                              (20,000)              -
       Decrease in accounts payable and accrued expenses                              (236,835)       (108,961)
       (Decrease) Increase in deferred income and prepaid rent                         (20,472)          8,830
       (Decrease) in tenants' security deposits                                        (76,569)           (377)
                                                                                   -----------       ---------
Net cash flows (used) provided by operating activities                                (172,479)        353,919

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                 (27,009)       (162,328)
Proceeds from the sale of Springdale Apartments                                     11,072,439               -
                                                                                   -----------       ---------
Net cash flows provided (used) by investing activities                              11,045,430        (162,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                          (11,796,479)       (354,733)
                                                                                   -----------       ---------
Cash flows used in financing activities                                            (11,796,479)       (354,733)
                                                                                   -----------       ---------
Net decrease in cash and cash equivalents                                             (923,528)       (163,142)
Cash and cash equivalents, beginning of period                                         991,466         753,040
                                                                                   -----------       ---------
Cash and cash equivalents, end of period                                           $    67,938       $ 589,898
                                                                                   ===========       =========


See accompanying notes.

                    CHRISKEN PARTNERS CASH INCOME FUND, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.  INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements are the representation of the General Partners and reflect all adjustments which are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. The General Partners believe that all such adjustments are normal and recurring. For further information, refer to the consolidated financial statements and notes thereto included in the ChrisKen Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.  SALE OF SPRINGDALE APARTMENTS

On April 14, 2004 the Partnership held a special meeting of the Limited Partners at which the Limited Partners voted to approve the sale of Springdale Apartments, one of the Partnership's two properties. As a result, on April 15, 2004 Springdale Apartments was sold for a purchase price of $11,385,000. The gain from the sale of Springdale Apartments was $5,561,665. The Partnership distributed net sales proceeds of approximately $11,072,000 to the Limited Partners. In accordance with FAS 144, the operating results of the respective property have been reflected in discontinued operations, broken down as follows:

                                Three Months    Six Months
                                   Ended          Ended
                                      June 30, 2004
REVENUE
Rental                           $ 53,966       $420,417
Interest                            8,616          8,616
Other                               6,105         26,095
                                 --------       --------
Total operating revenue            68,687        455,128
EXPENSES
Property operations                49,116        172,000
Depreciation                            -        104,377
General and administrative         47,757        150,341
Management fees                     1,735         21,306
                                 --------       --------
Total operating expenses           98,608        448,024
                                 --------       --------
Net operating (loss) income      $(29,921)      $  7,104
                                 ========       ========

As a result of the sale of Springdale Apartments, the Partnership has a single business segment relating to its remaining operating property.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         ChrisKen Partners Cash Income Fund L.P. ("CPCIF" or the "Partnership") is a Delaware limited partnership organized on May 4, 1987, with ChrisKen Income Properties, Inc. ("Managing General Partner") and ChrisKen Limited Partnership I as General Partners. Pursuant to a public offering (the "Offering"), CPCIF sold 37,732 limited partnership units (the "Units" or the "Limited Partnership Units"). CPCIF acquired 99.9% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owned a 199-unit residential complex located in Waukesha, Wisconsin ("Springdale Apartments"), until its sale on April 15, 2004, and Chicago I Self-Storage Limited Partnership owns a 155,997 square foot self-storage facility located in Chicago, Illinois ("Gold Coast Storage").

Liquidity and Capital Resources

         The Partnership had cash and cash equivalents of $67,938 and $991,466 as of June 30, 2004, and December 31, 2003, respectively. The reduction in cash and cash equivalents is primarily due to a distribution to the Limited Partners in the second quarter, and reductions in accrued real estate taxes and accounts payable and other liabilities, partially offset by the proceeds from the sale of Springdale Apartments and cash flow from operations for the first six months of 2004. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at June 30, 2004, and December 31, 2003) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Gold Coast Storage. The Partnership holds Gold Coast Storage on an unencumbered, or all cash basis.

         In February 2004, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $350 per Unit. The offer expired on May 15, 2004. The Partnership's records indicate that as of August 6, 2004, 66 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

         In May 2004, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $365 per Unit. The offer expires on August 15, 2004. The Partnership's records indicate that as of August 6, 2004, 177.6 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

         On March 26, 2004, the Managing General Partner received a copy of an offer, made by Mackenzie Patterson Fuller, Inc. and affiliated entities, for all of the Partnership's outstanding Units for $350 per Unit. The Managing General Partner responded to the tender offer made by Mackenzie Patterson Fuller, Inc. and affiliated entities on March 30, 2004, by filing a Schedule 14D-9 with the Securities and Exchange Commission in which it stated its position on the tender offer. A copy of that filing was sent concurrently with filing to the Limited Partners. The Partnership's records indicate that as of August 6, 2004, 235.255 Limited Partnership Units were sold to Mackenzie Patterson Fuller, Inc. as a result of this offer.

         On June 25, 2004, Mackenzie Patterson Fuller, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1.9%, or approximately 700, of the outstanding Limited Partnership Units of the Partnership at $40 per Unit. The offer expired on July 30, 2004. The Partnership's records indicate that as of August 6, 2004, no Limited Partnership Units were sold by Limited Partners to Mackenzie Patterson Fuller, Inc. as a result of this offer.

         Management believes that the Limited Partnership Unit sales to CMG Partners L.L.C. and Mackenzie Patterson Fuller, Inc. will not adversely affect the management or the liquidity of the Partnership. Additional unsolicited offers to purchase Limited Partnership Units may occur in the future. From time to time, the Partnership receives requests to furnish the names, addresses and number of Limited Partnership Units owned by the Limited Partners. The Partnership complies with such requests as required by the terms of the Partnership Agreement and/or applicable law.

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

         In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of March 19, 2004, the structural engineer has completed the examination of all units where similar conditions could exist. Remediation of the structural defects identified in the structural engineer's report was completed prior to the April 2004 sale, at a cost of approximately $33,000, which was expensed and funded out of the Partnership's cash flow.

         In 2001, structural enhancements and repairs to the Specified Properties that the Managing General Partner deemed necessary and advisable were undertaken. As a result, 2001 major expenditures exceeded expenditures for such items for the few years preceding 2001. The increased level of expenditures for major repairs and improvements continued in 2002 and 2003. All such expenditures were funded from operating cash flow. If Gold Coast Storage is not sold in 2004 as contemplated, the Managing General Partner anticipates that such expenditures for Gold Coast Storage will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance. Expenditures for major repairs and improvements for Springdale Apartments, which was sold in April 2004, totaled $61,784 in the first six months of 2004, including approximately $33,000 in structural remediation costs.

         In 2003, a broker was engaged to solicit offers on the Springdale Apartments. The Managing General Partner received inquiries from several potential buyers and negotiated contract terms with one of those potential buyers. The Managing General Partner accepted an offer for purchase of the Property. A special meeting of the Limited Partners was held at the offices of the Partnership at 345 North Canal Street, Chicago, IL 60606 at 7:00 p.m. CST on April 14, 2004. At the Special Meeting, the Limited Partners voted to approve the proposal to sell the Springdale Apartments. The sale was completed in

April 2004. A broker also was engaged recently to solicit offers on Gold Coast Storage. The Managing General Partner received an inquiry from one potential buyer for Gold Coast. Negotiations with this potential Gold Coast buyer have terminated and the broker's engagement terminated. A new broker has been engaged to solicit offers on Gold Coast Storage. Since the engagement of the new broker, three offers to purchase Gold Coast Storage have been received. The Managing General Partner is in contract negotiations with one potential buyer and, as a contingency, is conducting due diligence on the two other potential buyers. A sale of Gold Coast will require approval of the Limited Partners.

         As the Springdale Apartments were sold on April 15, 2004, the Managing General Partner determined the amount of cash that it believes should be sufficient to provide for the payment of the Partnership's remaining general and administrative expenses with respect to Springdale Apartments. The balance of approximately $11,072,000 was distributed to the Limited Partners in June 2004 in accordance with the Partnership Agreement. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds were made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds from the sale were not sufficient to satisfy (ii) and accordingly the General Partners did not receive any distribution of sale proceeds from the sale of the Springdale Apartments.

         The source of near-term future liquidity for the Partnership and cash distributions to the Partners is dependent upon the sale of Gold Coast Storage and cash generated by Gold Coast Storage. Based upon a review of the existing leases and occupancy levels at Gold Coast Storage and cash flows generated by Gold Coast Storage and further based upon the Partnership's investment objectives and the fact that Gold Coast Storage is held on an all-cash basis, the General Partners do not anticipate a lack of liquidity. In the event the Reserve and cash flows are insufficient to meet cash or liquidity needs, the Partnership would be required to borrow funds to meet such costs. Nonetheless, in addition to the Reserve and cash flows generated by Gold Coast Storage discussed above, the General Partners believe that the equity in Gold Coast Storage, which is now held on an all-cash basis, would provide additional sources of liquidity, if required. The General Partners therefore believe that, if required, the Partnership would be able to obtain financing collateralized by Gold Coast Storage in order to provide funds to meet working capital needs.

Results of Operations

         Occupancy at Gold Coast Storage was 77.2% at June 30, 2004, 74.9% at December 31, 2003, and 77.5% at June 30, 2003. Rental revenue decreased during the six months ended June 30, 2004, as compared to the same period one year earlier, primarily due to a $37,612 increase in rental concessions, partially offset by a $34,096 decrease in vacancy loss. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2004 due to lower occupancy resulting primarily from overall weakened economic conditions and increased competition. The General Partners believe that occupancy at Gold Coast will remain between 70 - 79% for the remainder of 2004.

         Management continues to aggressively market lease space at Gold Coast Storage in order to improve occupancy percentages and rental rates. There can be no assurance, however, that increases will occur.

         Total revenue at Gold Coast Storage decreased by approximately 2% from $521,953 for the six months ended June 30, 2003, to $511,307 for the six months ended June 30, 2004, due to a net decrease in rental revenue of approximately 1.14% and a $4,543 decrease in sundry income.

         Expenses attributable to Gold Coast Storage for the six months ended June 30, 2004, of $470,090 are .7% lower compared to expenses for the six months ended June 30, 2003, of $473,588 due to lower property operating expenses, partially offset by higher repair and maintenance, advertising, depreciation and general and administrative expenses. Property operating expenses decreased in 2004, as compared to the first six months of 2003, due to a $31,360 decrease in gas and fuel costs. Gas and fuel expense decreased due to a change in the provider of gas and fuel and decreased usage. Repair and maintenance increased due to a $3,779 increase in structural supplies and repairs and a $5,125 increase in electrical supplies and repairs, partially offset by a $4,085 decrease in janitorial expenses. Structural repairs increased primarily due to the installation of a new elevator gate, $3,575, in the first quarter of 2004. Electrical supplies and repairs increased primarily due to electrical upgrades to the garage spaces. Advertising expense increased due to an increase in advertisements in an effort to improve occupancy. Depreciation expense increased to $111,371 in the six months ended June 30, 2004, compared to $107,083 for the same period in 2003. General and administrative expenses during 2004 are higher than 2003, due to the following increases in expense: office and administrative salaries and commission, $8,728, and bad debt expense, $4,913, partially offset by a $4,092 decrease in property insurance expense. Management fee expense increased to $30,340 for the first six months of 2004, compared to $29,290 for the first six months of 2003. Management anticipates that operational expenses for Gold Coast Storage in 2004, excluding utilities, will be similar to those experienced in 2003.

         Net income for the six months ended June 30, 2004, of $41,217 from Gold Coast Storage decreased 14.8% as compared to net income for the six months ended June 30, 2003, of $48,365 due primarily to decreased revenue, and increased repair and maintenance, advertising, depreciation and general and administrative expenses, partially offset by decreased property operations expense.

         The Partnership did not earn interest income for the six months ended June 30, 2004 or the six months ended June 30, 2003. Interest income is affected not only by declining interest rates but also by increased bank fees that require higher offsetting compensating cash balances. Administrative expenses incurred by the Partnership for the six months ended June 30, 2004, of $114,307 increased by approximately 52.4% from the six months ended one year earlier of $74,988. The increase in Partnership expenses is the result of a $20,522 increase in audit and accounting fees and a $28,259 increase in professional fees, partially offset by a $9,133 decrease in general and administrative expenses. Professional fees increased, in part, due to expenses incurred related to the sale of Springdale Apartments.

         Overall net operating loss for the six months ended June 30, 2004, was $65,986 compared to overall net operating income for the six months ended June 30, 2003, of $120,268. The decrease in net operating income is due primarily to the sale of Springdale Apartments, deceased revenue for Gold Coast Storage and increased expenses for the Partnership, as discussed above.

         Net cash flows used by operations for the six months ended June 30, 2004, was $172,479 compared to net cash flows provided by operations of $353,919 for the six months ended June 30, 2003. The decrease was primarily the result of decreased net income before depreciation expense, a greater reduction in accounts payable and other liabilities and the reduction in tenant security deposits and prepaid rent, due to the sale of Springdale Apartments. Expenditures on investment in real estate at the Specified Properties decreased to $27,009 for the six months ended June 30, 2004, compared to $162,328 for the same period one year ago. Additions to investment in real estate at Springdale Apartments through the sale date of April 15, 2004, included the renovation of one apartment, $2,468, replacement of the water heater in one building, $4,985, and continued carpet, $16,199, and appliance, $2,141, replacement as necessary. Additions to investment in real estate at Gold Coast Storage for the six months ended June 30, 2004 included the initial phase of the dock railing and catch basin projects, $1,216.

Distributions to Limited Partners during the six months ended June 30, 2004 totaled $11,796,479 compared to distributions of $354,733 during the six months ended June 30, 2003. The increase in distributions to Limited Partners is primarily the result of the distribution of the proceeds from the sale of Springdale Apartments. The Managing General Partner does not anticipate near term distributions resulting from the operations of Gold Coast Storage.

         As discussed in "Liquidity and Capital Resources" above, increased expenditures for major repairs and improvements, which began in 2001, continued in 2002 and 2003. All such expenditures were funded from operating cash flow. In the first two quarters of 2004, expenditures for Springdale Apartments for major repairs and improvements totaled $61,784. If Gold Coast Storage is not sold as contemplated, the Managing General Partner anticipates that major repair and improvement expenditures will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance. As discussed above, the level of additional distributions to the Limited Partners is dependent on the overall performance of Gold Coast Storage, and expenditures for major repairs and improvements. As indicated above and subject to the possible sale of the Gold Coast Storage during 2004, the Partnership will continue with major repairs and improvements during 2004, which likely will exceed those incurred in 2002 and 2003. While the General Partners hope to increase net income generated by Gold Coast Storage in 2004, as compared to 2003, by increasing occupancy and rental rates, current economic conditions generally may continue to limit their ability to do so. Therefore, the Managing General Partner believes that aggregate distributions during 2004 will be limited to the second quarter distribution in the amount of $11,796,479, which represents the proceeds from the sale of Springdale Apartments in the amount of $11,072,000, as well as a $724,479 distribution of reserves. However, the level of 2004 distributions would be affected by the sale of Gold Coast Storage. Although a new broker has been selected to continue marketing of Gold Coast Storage, and three attractive offers have been received, there can be no assurance that the Property can be sold at an acceptable price.

         Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Gold Coast Storage competes and/or unanticipated changes in expenses or capital expenditures.

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












                   (Balance of page left intentionally blank)

                                     PART II

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


ITEM 1.  LEGAL PROCEEDINGS.
The Partnership is not a party to any litigation other than litigation that the Managing General Partner believes is routine litigation incidental to the Partnership's business. In December 2001, John S. Marten, a former officer and trustee of ChrisKen Residential Trust ("CRT"), which controls CREMCO, L.L.C., the Partnership's management agent, sued CRT, CRT's three independent trustees, John F. Kennedy (a trustee of CRT and an officer of the Partnership's Managing General Partner) and CREMCO, L.L.C. (see MARTEN V. CHRISKEN RESIDENTIAL TRUST, ET AL., No. 01 CH 21979). Neither the Partnership nor the General Partners are parties to that litigation. The litigation was settled in July 2004.


ITEMS 2 AND 3 ARE OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH THEY ARE REQUIRED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 9, 2004, the Partnership, through a subsidiary limited partnership, entered into a Sale and Purchase Agreement to sell the Springdale Apartments, one of the Partnership's two properties, to Joint Venture, LLC, Phillip & Sally Askotzky Revocable Living Trust Dated 10/07/96, Michael A. and Tracy C. Askotzky Trust T/U//A Dated March 8, 1999, The Levinsky and Ceren Family Trust Dated April 26, 1989, 2002 Levinsky Family Trust, Maurice Neeman Trust and Shirley Neeman Trust and Springdale Apartments, LLC (collectively, the "Purchaser"), for a purchase price of $11,385,000, subject to certain adjustments at or prior to closing, payable in cash. The Purchaser is not affiliated with the Partnership or the General Partners. The Purchase Agreement is incorporated by reference to the Partnership's Current Report on Form 8-K dated February 9, 2004. The Managing General Partner conditioned the sale to the Purchaser on approval by limited partners holding not less than a majority of the Partnership's outstanding Units.

On March 29, 2004, the Partnership mailed a Notice of Special Meeting and Proxy Statement to all Limited Partners of record on February 29, 2004. The Notice of Special Meeting and Proxy Statement are incorporated by reference to the Definitive Proxy Statement included in the Schedule 14A Information filed by the Partnership on March 29, 2004. The special meeting of the Limited Partners was held at the offices of the Partnership at 345 North Canal Street, Chicago, IL 60606 at 7:00 p.m. CST on April 14, 2004. At the Special Meeting, Limited Partners voted to approve the proposal to sell the Springdale Apartments, to the Purchaser. At that meeting, 22,927.4440 of the 35,964.875 Units were voted, of which 22,506.7246 (62.58%) of the Units were voted for the sale, 139.8398 Units (.39%) Units were voted against the sale and 280.8796 (.78%) Units abstained. The Partnership completed the sale of the Springdale Apartments on April 15, 2004. The Partnership will continue to own and operate its second property, Gold Coast Storage, until it can be sold and the Partnership is terminated and dissolved and thereafter liquidated.



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

10.3 Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on March 29, 2004 (incorporated by reference).

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



(b)      Reports on Form 8-K.

                  The following Reports on Form 8-K were filed during the
                           quarter ended June 30, 2004.

                  Current Report on Form 8-K dated as of April 14, 2004 is
                           incorporated herein by this reference

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


                     ChrisKen Partners Cash Income Fund L.P.
                                  (Registrant)


                                       By:      ChrisKen Income Properties
                                                Inc., Managing General Partner


Date: August 16, 2004                  By:      /s/John F. Kennedy
                                                --------------------------------
                                                John F. Kennedy
                                                Director and President

                                 Exhibit Index
                                 -------------

                             Description of Exhibit
                             ----------------------

Exhibit
  No.
-------

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

10.3 Schedule 14A Definitive Proxy Statement filed with the Securities and Exchange Commission on March 29, 2004 (incorporated by reference).

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