Form 10QSB
period 2004-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2004-11-15
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]                 QUARTERLY REPORT UNDER SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[ ]                 TRANSITION REPORT UNDER SECTION 13
           OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number  0-17602

                     ChrisKen Partners Cash Income Fund L.P.

--------------------------------------------------------------------------------
            (Exact name of small business issuer as specified in its
                       certificate of Limited Partnership)

           DELAWARE                                    36-3521124
---------------------------------            -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                  Identification Number)

345 North Canal Street, Chicago, Illinois                    60606
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

Yes   [ ]    No   [X]

                     CHRISKEN PARTNER CASH INCOME FUND L.P.

                                      INDEX

                                                                                         PAGE
PART I                FINANCIAL INFORMATION

         Item 1.      Condensed Consolidated Financial Statements (UNAUDITED)

                                 Condensed Consolidated Balance Sheet at
                                 September 30, 2004                                       2

                                 Condensed Consolidated Statements of Operations
                                 for the Three and Nine Months Ended
                                 September 30, 2004 and 2003                              3

                                 Condensed Consolidated Statement of Partners'
                                 Capital for the Nine Months Ended
                                 September 30, 2004                                       4

                                 Condensed Consolidated Statements of Cash Flows for
                                 the Nine Months Ended September 30, 2004
                                 and 2003                                                 5

                                 Notes to Condensed Consolidated Financial Statements     6

         Item 2.      Management's Discussion and Analysis or Plan of Operation           7

         Item 3.      Controls and Procedures                                            11

PART II.              OTHER INFORMATION

         Item 1.      Legal Proceedings                                                  12

         Item 2.      Changes in Securities                                              12

         Item 3.      Defaults Upon Senior Securities                                    12

         Item 4.      Submissions of Matters to a Vote of Security Holders               12

         Item 5.      Other Information                                                  12

         Item 6.      Exhibits and Reports on Form 8-K                                   12

SIGNATURE                                                                                14

CERTIFICATIONS                                                                           15

                                     PART I

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      Condensed Consolidated Balance Sheet

                               September 30, 2004
                                   (UNAUDITED)

ASSETS
Cash and cash equivalents                                                        $   150,110
Restricted cash                                                                      377,320
Real estate tax and other escrows                                                     20,000
Accounts receivable                                                                   30,477
Prepaid expenses                                                                      23,878
                                                                                 -----------
                                                                                     601,785
Investment in real estate, at cost:
   Land and improvements                                                             656,438
   Buildings and improvements                                                      6,365,890
   Personal property                                                                 156,464
                                                                                 -----------
                                                                                   7,178,792
   Accumulated depreciation                                                       (3,059,800)
                                                                                 -----------
                                                                                   4,118,992

                                                                                 -----------
Total assets                                                                     $ 4,720,777
                                                                                 ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable                                                                 $   117,072
Tenants' security deposits                                                             4,837
Deferred income and prepaid rent                                                     102,653
Accrued real estate taxes                                                            175,481
                                                                                 -----------
Total liabilities                                                                    400,043

Partners' capital, 35,965 limited partnership units issued and outstanding         4,320,734
                                                                                 -----------
Total liabilities and partners' capital                                          $ 4,720,777
                                                                                 ===========

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 Condensed Consolidated Statements of Operations

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                             SEPTEMBER 30              SEPTEMBER 30
                                                                        2004         2003          2004           2003
                                                                      ----------  -----------    ----------    ---------
REVENUE
Rental                                                                $  246,709  $   252,825    $  741,558    $ 753,406
Other                                                                      7,109        8,940        23,567       30,312
                                                                      ----------  -----------    ----------    ---------
Total revenue                                                            253,818      261,765       765,125      783,718

EXPENSES
Property operations                                                       33,697       31,131       121,482      145,086
Depreciation                                                              56,553       52,911       167,924      159,994
General and administrative                                               114,358      110,259       469,259      408,507
Management fees - Affiliate                                               13,886       15,750        44,226       45,040
                                                                      ----------  -----------    ----------    ---------
Total expenses                                                           218,494      210,050       802,891      758,627
                                                                      ----------  -----------    ----------    ---------
Income (Loss) from continuing operations                              $   35,324  $    51,714    $  (37,766)   $  25,091

DISCONTINUED OPERATIONS
Income from discontinued operations of
Springdale Apartments                                                          -       88,098         7,104      234,989
Gain on sale of Springdale Apartments                                          -            -     5,561,665            -
                                                                      ----------  -----------    ----------    ---------
Income from discontinued operations                                            -       88,098     5,568,769      234,989
                                                                      ----------  -----------    ----------    ---------

Net Income                                                            $   35,324  $   139,812    $5,531,003    $ 260,080

                                                                      ==========  ===========    ==========    =========
Net income (loss) allocated to general partners                       $    3,532  $    13,981    $   (3,066)   $  26,008
                                                                      ==========  ===========    ==========    =========
Net income allocated to limited partners                              $   31,792  $   125,831    $5,534,069    $ 234,072
                                                                      ==========  ===========    ==========    =========
Income (Loss) from continuing operations allocated to limited
  partners per limited partnership unit outstanding                   $      .88  $      1.29    $     (.95)   $    .63
                                                                      ==========  ===========    ==========    =========
Income from discontinued operations allocated to limited partners
  per limited partnership unit outstanding                            $        -  $      2.21    $   154.82    $    5.88
                                                                      ==========  ===========    ==========    =========
Net income allocated to limited partners per limited partnership
  unit outstanding                                                    $      .88  $      3.50    $   153.87    $    6.51
                                                                      ==========  ===========    ==========    =========
Limited partnership units outstanding                                     35,965       35,965        35,965       35,965
                                                                      ==========  ===========    ==========    =========

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

              Condensed Consolidated Statement of Partners' Capital

                      Nine months ended September 30, 2004
                                   (UNAUDITED)

                                               PARTNERS' CAPITAL ACCOUNTS
                                         -----------------------------------------
                                          GENERAL       LIMITED
                                         PARTNERS      PARTNERS          TOTAL
                                         ---------    ------------    ------------
Balance at January 1, 2004               $ 469,632    $ 10,116,578    $ 10,586,210
Distributions (A)                                -     (11,796,479)    (11,796,479)
Net (loss) income                           (3,066)      5,534,069       5,531,003
                                         ---------    ------------    ------------
Balance at September 30, 2004            $ 466,566    $  3,854,168    $  4,320,734
                                         =========    ============    ============

(A) Summary of 2004 quarterly cash distributions paid per limited partnership unit:

First quarter                            $       -
Second quarter                              327.99
Third quarter                                   -

SEE ACCOMPANYING NOTES.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 Condensed Consolidated Statements of Cash Flows

                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                  2004             2003
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $  5,531,003    $    260,080
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
       Depreciation                                                                272,301         468,023
       Gain on sale of Springdale Apartments                                    (5,561,665)              -
       Net changes in operating assets and liabilities:
         Decrease (Increase) in accounts receivable                                    167          (9,458)
         (Increase) in prepaid expenses                                                (22)        (19,973)
         (Increase) in real estate tax escrow                                      (20,000)              -
         (Decrease) Increase in accounts payable                                   (43,927)         17,069
         (Decrease) in accrued real estate taxes                                  (141,543)        (70,295)
         (Decrease) in deferred income and prepaid rent                            (31,540)         (8,299)
         (Decrease) in tenants' security deposits                                  (76,569)         (1,568)
                                                                              ------------    ------------
Net cash flows (used in) provided by operating activities                          (71,795)        635,579

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                             (45,521)       (271,899)
Proceeds from sale of Springdale Apartments                                     11,072,439               -
                                                                              ------------    ------------
Net cash flows provided (used) in investing activities                          11,026,918        (271,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                      (11,796,479)       (354,733)
                                                                              ------------    ------------
Cash flows used in financing activities                                        (11,796,479)       (354,733)
                                                                              ------------    ------------
Net (decrease) increase in cash and cash equivalents                              (841,356)          8,947
Cash and cash equivalents, beginning of period                                     991,466         753,040
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                      $    150,110    $    761,987
                                                                              ============    ============

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

2.  SALE OF SPRINGDALE APARTMENTS

On April 14, 2004 the Partnership held a special meeting of the Limited Partners at which the Limited Partners voted to approve the sale of Springdale Apartments, one of the Partnership's two properties. As a result, on April 15, 2004 Springdale Apartments was sold for a purchase price of $11,385,000. The gain from the sale of Springdale Apartments was $5,560,894. The Partnership distributed net sales proceeds of approximately $11,072,000 to the Limited Partners. In accordance with FAS 144, the operating results of the respective property have been reflected in discontinued operations, broken down as follows:

                                     Nine Months
                                        Ended
                                  September 30, 2004
REVENUE
Rental                               $  420,417
Interest                                  8,616
Other                                    26,095
                                     ----------
Total operating revenue                 455,128
EXPENSES
Property operations                     172,000
Depreciation                            104,377
General and administrative              150,341
Management fees                          21,306
                                     ----------
Total operating expenses                448,024
                                     ----------
NET OPERATING INCOME                 $    7,104
                                     ==========

As a result of the sale of Springdale Apartments, the Partnership has a single business segment relating to its remaining operating property.

Subject to Limited Partner approval, the Partnership anticipates that Gold Coast Storage will be sold in December 2004. The anticipated sales price and net proceeds are $6,914,153 and $6,602,887, respectively. The net proceeds will be distributed to Limited Partnerships promptly following the transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership had cash and cash equivalents of $150,110 and $991,466 as of September 30, 2004, and December 31, 2003, respectively. The reduction in cash and cash equivalents is primarily due to a distribution to the Limited Partners in the second quarter, and reductions in tenant security deposits, accrued real estate taxes and accounts payable and other liabilities, partially offset by the proceeds from the sale of Springdale Apartments and cash flow from operations for the first nine months of 2004. Restricted cash represents operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at September 30, 2004, and December 31, 2003) as required by the Limited Partnership Agreement. The Reserve is available for unanticipated contingencies and repairs at Gold Coast Storage. The Partnership holds Gold Coast Storage on an unencumbered, or all cash basis.

      In February 2004, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $350 per Unit. The offer expired on May 15, 2004. The Partnership's records indicate that as of October 29, 2004, 66 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

      In May 2004, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $365 per Unit. The offer expired on August 15, 2004. The Partnership's records indicate that as of October 29, 2004, 177.6 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

      On March 26, 2004, the Managing General Partner received a copy of an offer, made by Mackenzie Patterson Fuller, Inc. and affiliated entities, for all of the Partnership's outstanding Units for $350 per Unit. The Managing General Partner responded to the tender offer made by Mackenzie Patterson Fuller, Inc. and affiliated entities on March 30, 2004, by filing a Schedule 14D-9 with the Securities and Exchange Commission in which it stated its position on the tender offer. A copy of that filing was sent concurrently with filing to the Limited Partners. The Partnership's records indicate that as of October 29, 2004,
235.255 Limited Partnership Units were sold to Mackenzie Patterson Fuller, Inc. as a result of this offer.

      On June 25, 2004, Mackenzie Patterson Fuller, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1.9%, or approximately 700, of the outstanding Limited Partnership Units of the Partnership at $40 per Unit. The offer expired on July 30, 2004. The Partnership's records indicate that as of October 29, 2004, no Limited Partnership Units were sold by Limited Partners to Mackenzie Patterson Fuller, Inc. as a result of this offer.

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

      In 2001, structural enhancements and repairs to the Specified Properties that the Managing General Partner deemed necessary and advisable were undertaken. As a result, 2001 major expenditures exceeded expenditures for such items for the few years preceding 2001. The increased level of expenditures for major repairs and improvements continued in 2002 and 2003. All such expenditures were funded from operating cash flow. If Gold Coast Storage is not sold in 2004 as contemplated, the Managing General Partner anticipates that such expenditures for Gold Coast Storage will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance. Expenditures for major repairs and improvements for Springdale Apartments, which was sold in April 2004, totaled $62,555 in the first nine months of 2004, including approximately $33,000 in structural remediation costs.

      As the Springdale Apartments were sold on April 15, 2004, the Managing General Partner determined the amount of cash that it believed should be sufficient to provide for the payment of the Partnership's remaining general and administrative expenses with respect to Springdale Apartments. The balance of approximately $11,072,000 was distributed to the Limited Partners in June 2004 in accordance with the Partnership Agreement. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds were made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds from the sale were not sufficient to satisfy (ii) and accordingly the General Partners did not receive any distribution of sale proceeds from the sale of the Springdale Apartments.

      In the first half of 2004, a broker was engaged to solicit offers on Gold Coast Storage. On September 14, 2004, subject to approval by Limited Partners holding a majority of the outstanding Units, the Partnership agreed to sell Gold Coast Storage, the last of the Partnership's two properties, to Warburg-StorageMart Partners, L.P., a Delaware Limited Partnership (the "Purchaser"), pursuant to the Real Estate Purchase Agreement. Copies of the Real Estate Purchase Agreement and all amendments through November 12, 2004, are attached exhibits hereto. The Purchaser is not affiliated with the Partnership or its General Partners.

      Pursuant to the terms of the Purchase Agreement, aggregate consideration to be paid for Gold Coast Storage is Six Million Nine Hundred Fifty Thousand Dollars ($6,950,000.00), plus or minus prorations and credits (the "Purchase Price"), which consideration will be paid in cash. There is no mortgage indebtedness encumbering the Gold Coast Storage. The Purchase Price was agreed upon through arm's length negotiations. If approved by Limited Partners holding a majority of the outstanding Units, Gold Coast Storage will be sold as promptly as practicable after satisfaction (or waiver where permissible) of all conditions to the sale of Gold Coast Storage. If Limited Partners approve the sale of Gold Coast Storage, it is expected to be completed prior to December 31, 2004.

      Following the sale of Gold Coast Storage, the Managing General Partner will determine the amount of cash that it believes will be sufficient to provide for the payment of the Partnership's liabilities with respect to Gold Coast Storage and any remaining Partnership obligations. The balance will then be promptly distributed to the Limited Partners and General Partners in accordance with the Partnership Agreement and the Partnership will begin finalizing dissolution and liquidation. It is expected that all such net cash will be distributed no later than the calendar quarter following the calendar quarter in which the sale of Gold Coast Storage is completed, which currently is expected to occur in the last quarter of 2004. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds will be made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds for the sale will not be sufficient to satisfy (ii) and accordingly the General Partners will not receive any distribution of sale proceeds from the sale of the Gold Coast Storage. Any amounts remaining after all Partnership obligations are paid would be distributed as described above.

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

RESULTS OF OPERATIONS

      Occupancy at Gold Coast Storage was 74.2% at September 30, 2004, 74.9% at December 31, 2003, and 76.8% at September 30, 2003. Rental revenue decreased $11,848 during the nine months ended September 30, 2004, as compared to the same period one year earlier, due primarily to a $11,367 decrease in rental rates, and a $25,066 increase in rental concessions, partially offset by a $24,586 decrease in vacancy loss. The General Partners do not anticipate that rental revenue at Gold Coast Storage will improve during 2004 due to lower occupancy resulting primarily from overall weakened economic conditions and increased competition. The General Partners believe that occupancy at Gold Coast will remain between 70 - 75% for the remainder of 2004.

      Management continues to aggressively market lease space at Gold Coast Storage in order to improve occupancy percentages and increase rental rates. There can be no assurance, however, that increases will occur.

      Total revenue at Gold Coast Storage of $765,125 for the nine months ended September 30, 2004 decreased 2.4% compared to revenue of $783,718 for the nine months ended September 30, 2003, due to a net decrease in rental revenue of 1.6% and a $4,375 decrease in sundry income.

      Expenses attributable to Gold Coast Storage for the nine months ended September 30, 2004, of $673,611 are approximately .4% lower compared to expenses for the nine months ended September 30, 2003, of $676,603 due to decreased property operating costs, partially offset by increased repair and maintenance, general and administrative and depreciation expenses. Property operating expenses decreased in 2004, as compared to the first nine months of 2003, due to a $30,191 decrease in gas and fuel costs. Gas and fuel expense decreased due to a change in the provider of gas and fuel and decreased usage. Repair and maintenance increased due to the following increases in expense: electrical repairs and supplies, $7,816, and structural repairs and supplies, $4,147, partially offset by a $5,310 decrease in janitorial contracts and supplies. Electrical supplies and repairs increased primarily due to electrical upgrades to the garage spaces costing $7,752. Structural repairs increased primarily due to the replacement of the elevator gate, $3,575, in the first quarter of 2004. Janitorial contracts and supplies decreased in 2004, compared to 2003, due to a reduction in the number of hired contractors in 2004. General and administrative expenses are higher primarily due to the following increases in expense: office and administrative salaries and commission, $11,750, payroll taxes, $3,079, advertising expense, $10,673, and bad debt expense, $4,631, partially offset by a $4,536 decrease in legal and eviction fees and a $4,526 decrease in insurance premiums. Office and administrative salaries increased in 2004, compared to 2003, due to a temporary reduction of office staff in 2003. Advertising expense increased due to an increase in advertisements in an effort to improve occupancy. Depreciation expense increased to $167,924 in the nine months ended September 30, 2004, compared to $159,994 for the same period in 2003, due to fixed asset additions. Management fee expense decreased to $44,226 for the first nine months of 2004, compared to $45,040 for the first nine months of 2003. Management anticipates that operational expenses for Gold Coast Storage in 2004, excluding utilities, will be similar to those experienced in 2003.

      Net income for the nine months ended September 30, 2004, of $91,514 from Gold Coast Storage decreased 14.6% as compared to net income for the nine months ended September 30, 2003, of $107,115 due primarily to decreased revenue, and increased repair and maintenance, general and administrative and depreciation expenses, partially offset by decreased property operations expense.

      The Partnership did not earn interest income for the nine months ended September 30, 2004 or the nine months ended September 30, 2003. Interest income is affected not only by declining interest rates but also by increased bank fees that require higher offsetting compensating cash balances. Administrative expenses incurred by the

Partnership for the nine months ended September 30, 2004, of $129,285 increased by approximately 57.6% from the nine months ended one year earlier of $82,024. The increase in Partnership expenses is the result of a $32,088 increase in audit and accounting fees and a $15,634 increase in professional fees. Professional fees increased, in part, due to expenses incurred related to the sale of Springdale Apartments.

      Overall net operating loss for the nine months ended September 30, 2004, was $37,766 compared to overall net operating income from the nine months ended September 30, 2003, of $25,091. The decrease in net operating income is due primarily to the sale of Springdale Apartments, decreased revenue for Gold Coast Storage and increased expenses for the Partnership, as discussed above.

      Net cash flows used in operations for the nine months ended September 30, 2004, was $71,795 compared to net cash flows provided by operations of $635,579 for the nine months ended September 30, 2003. The decrease was primarily the result of decreased net income before depreciation expense, a greater reduction in accrued real estate taxes, a reduction in accounts payable and the reduction in tenant security deposits and prepaid rent, due to the sale of Springdale Apartments. Expenditures on investment in real estate at the Specified Properties decreased to $45,521 for the nine months ended September 30, 2004, compared to $271,899 for the same period one year ago. Additions to investment in real estate at Springdale Apartments through the sale date of April 15, 2004, included the renovation of one apartment, $2,468, replacement of the water heater in one building, $4,985, and continued carpet, $16,198, and appliance, $2,141, replacement as necessary. Additions to investment in real estate at Gold Coast Storage for the nine months ended September 30, 2004 included the replacement of the dock railing and stairway, 19,729. Distributions to Limited Partners during the nine months ended September 30, 2004, totaled $11,796,479 compared to distributions of $354,733 during the nine months ended September 30, 2003. The increase in distributions to Limited Partners is primarily the result of the distribution of the proceeds from the sale of Springdale Apartments. The Managing General Partner does not anticipate near term distributions resulting from the operations of Gold Coast Storage.

      As discussed in "Liquidity and Capital Resources" above, increased expenditures for major repairs and improvements, which began in 2001, continued in 2002 and 2003. All such expenditures were funded from operating cash flow. In the first three quarters of 2004, expenditures for Springdale Apartments for major repairs and improvements totaled $62,555. If Gold Coast Storage is not sold as contemplated, the Managing General Partner anticipates that major repair and improvement expenditures will remain substantial in near term fiscal periods due to competitive market conditions and overall maintenance. As discussed above, the level of additional distributions to the Limited Partners is dependent on the overall performance of Gold Coast Storage, and expenditures for major repairs and improvements. As indicated above and subject to the possible sale of the Gold Coast Storage during 2004, the Partnership will continue with major repairs and improvements during 2004, which likely will exceed those incurred in 2002 and 2003. While the General Partners hope to increase net income generated by Gold Coast Storage in 2004, as compared to 2003, by increasing occupancy and rental rates, current economic conditions generally may continue to limit their ability to do so. Therefore, the Managing General Partner believes that aggregate distributions during 2004 will be limited to the second quarter distribution in the amount of $11,796,479, which represents the proceeds from the sale of Springdale Apartments in the amount of $11,072,000, as well as a $724,479 distribution of reserves. However, the level of 2004 distributions also would be affected by the sale of Gold Coast Storage. Because the sale is subject to limited partner approval, there can be no assurance that the Property can be sold at an acceptable price.

      Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated. As discussed herein, among the factors that may affect actual results are changes in rental rates, occupancy levels in the market place in which Gold Coast Storage competes and/or unanticipated changes in expenses or capital expenditures and/or a failure of the limited partners to approve a sale of Gold Coast.

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

ITEM 5 IS OMITTED BECAUSE OF THE ABSENCE OF CONDITIONS UNDER WHICH IT IS
REQUIRED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

10.4 Real Estate Purchase Agreement between Registrant and Warburg-StorageMart Partners, L.P., a Delaware Limited Partnership dated as of September 14,
      2004);

10.5  First Amendment to Real Estate Purchase Agreement dated October 29, 2004;

10.6  Second Amendment to Real Estate Purchase Agreement dated November 1, 2004;

10.7  Third Amendment to Real Estate Purchase Agreement dated November 2, 2004;

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

      (b) Reports on Form 8-K.

 No Reports on Form 8-K were filed during the quarter ended September 30, 2004.

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

                        ChrisKen Partners Cash Income Fund L.P.
                                          (Registrant)

                                          By:   ChrisKen Income Properties Inc.,
                                                Managing General Partner

Date: November 15, 2004                   By:   /s/ John F. Kennedy
                                                -------------------------------
                                                John F. Kennedy
                                                Director and President

                                  EXHIBIT INDEX

EXHIBITS                                    DESCRIPTION
--------                                    -----------
10.4          Real Estate Purchase Agreement between Registrant and Warburg-StorageMart
              Partners, L.P., a Delaware Limited Partnership dated as of September 14,
              2004);

10.5          First Amendment to Real Estate Purchase Agreement dated October 29, 2004;

10.6          Second Amendment to Real Estate Purchase Agreement dated November 1, 2004;

10.7          Third Amendment to Real Estate Purchase Agreement dated November 2, 2004;

31.1          Certification of Principal Executive Officer pursuant to Rule 15d-14(a)
              (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          Certification of Acting Principal Accounting Officer pursuant to Rule
              15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act
              of 2002.

32.1          Certification of Principal Executive Officer and Acting Principal
              Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.