Form 10KSB
period 2004-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2005-03-31
CIK 815278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ]   Transition Report Under Section 13 Or 15(D) of the Securities Exchange
Act of 1934 for the Transition period from ______________ to ____________

                         COMMISSION FILE NUMBER 0-17602
                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                 (Name of small business issuer in its charter)

           DELAWARE                                       36-3521124
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

  345 North Canal Street, Chicago, Illinois                 60606
----------------------------------------------       -------------------
   (Address of principal executive offices)               (Zip Code)
          Issuer's telephone number:                    (312) 454-1626

Securities registered under to Section 12(b) of the Exchange Act:      None

                               Name of Exchange on which registered    None

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's total gross rental revenues from its discontinued operations for its most recent fiscal year ended December 31, 2004, was $1,404,613.

      The aggregate sales price of the limited partnership interests (the "Units") held by non-affiliates was $18,863,647 (based on the price at which Units were offered to the public) at December 31, 2004, and March 15, 2005. The aggregate sales price does not reflect market value; it reflects only the price at which the Units were sold to the public in 1987, and have not been adjusted to reflect sale of on of the Partnership's two properties in April 2004 and the second of those properties in January 2005. There is no public market for the Units and no market is expected to develop.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated August 28, 1987, as supplemented and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, S.E.C. File No. 33-14921, are incorporated by reference in Part III of this Annual Report on Form 10-KSB

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                 Part I
Item 1.   Description of Business........................................................................    3
Item 2    Description of Properties......................................................................    3
Item 3.   Legal Proceedings..............................................................................    9
Item 4.   Submission of Matters to a Vote of Security Holders............................................    9

                                                 Part II

Item 5.   Market for Registrant's Limited Partnership Interests Related Security Holder Matters
            And Small Business Issuer ...................................................................   10
Item 6.   Management's Discussion and Analysis or Plan of Operations.....................................   11
Item 7.   Financial Statements...........................................................................   14
Item 8.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................................................   24
Item 8A.  Controls and Procedures........................................................................   24
Item 8B.  Other Information..............................................................................   24

                                                Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16 (a) of the Exchange Act...........................................   25
Item 10.  Executive Compensation.........................................................................   26
Item 11.  Security Ownership of Certain Beneficial Owners and Management.................................   26
Item 12.  Certain Relationships and Related Transactions.................................................   26
Item 13.  Exhibits and Reports on Form 8-K...............................................................   28
Item 14.  Principal Accountant Fees and Services.........................................................   29

SIGNATURES...............................................................................................   30

CERTIFICATIONS...........................................................................................   31

                                     PART I

Item 1 DESCRIPTION OF BUSINESS

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

      The Partnership offered its units of limited partnership (the "Units") in a public offering pursuant to which it sold a total of 37,732 Units ($18,866,000) when the Offering terminated on August 28, 1989. From time-to-time the Partnership repurchased and retired Units. Through 2004 the Partnership purchased and/or retired 1,767 Units. The cost of the Units repurchased by the Partnership was $411,977. At December 31, 2004 and December 31, 2003, 35,965 Units were outstanding.

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

      The Partnership used the net proceeds of the Offering (the "Net Proceeds") to purchase a 99.9% interest in the partnerships which owned the Springdale Apartments, a 199-unit apartment complex located in Waukesha, Wisconsin (the "Springdale Apartments"), and Gold Coast Self Storage, a 155,997 gross square foot, seven story self-storage facility located in Chicago, Illinois ("Gold Coast Storage") (collectively, the "Specified Properties" or individually a "Property"). The Springdale Apartments were sold on April 15, 2004. Gold Coast Storage was sold on January 21, 2005. The Managing General Partner expects to complete an orderly liquidation, dissolution and termination of the Partnership no later than the last quarter of 2005. Further information concerning each of the Specified Properties, including information regarding the sale of the Springdale Apartments and Gold Coast Storage, is provided below in Item 2. Description of Properties.

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

Item 2. DESCRIPTION OF PROPERTY.

      The Springdale Apartments were sold on April 15, 2004. The Partnership distributed a substantial portion of the net proceeds from the sale of the Springdale Apartments to the Limited Partners in June 2004. At December 31, 2004, the Partnership held the Gold Coast Storage described below on an unencumbered or all cash basis. Gold Coast Storage was sold on January 21, 2005. The Partnership distributed a substantial portion of the net proceeds from the sale of Gold Coast Storage to the Limited Partners in February 2005. As of December 31, 2004, the Partnership held $377,320 as restricted cash, representing operating and contingencies reserves (the "Reserves") and $159,358 of cash and cash equivalents. Such amounts are being held pending the Managing General Partner's evaluation of possible legal claims and proceedings that may arise or relate to sale of its properties and for the payment of the Partnership's liabilities with respect to Gold Coast Storage and any other remaining Partnership obligations. The Managing General Partner expects to complete an orderly liquidation, dissolution and termination of the Partnership no later than the last quarter of 2005. See "- Sale of Properties and Liquidation of the

Partnership," below. Any cash remaining after settlement of Partnership obligations, will be distributed to the Partners in accordance with the terms of the Partnership Agreement.

                                               OCCUPANCY/LEASED SPACE
                       DESCRIPTION OF
NAME AND LOCATION         PROPERTY
                                          12/31/00    12/31/01    12/31/02     12/31/03    12/31/04
Gold Coast          155,997 square foot      88%         85%         74.1%        74.9%       74%
Storage Chicago,    Storage (145,000
Illinois            until 6/88)
                    Chicago,
                    self-storage
                    facility Illinois
                    with 92,595
                    leasable square
                    feet (78,023 before
                    6/88) of space.

                   (Balance of page left intentionally blank.)

SPRINGDALE APARTMENTS.

      GENERAL. The Springdale Apartments were sold on April 15, 2004. Prior to the sale, the Partnership held a 99.9% interest, as sole general partner, in Springdale Associates Ltd., a Delaware limited partnership affiliated with the Partnership (hereinafter "Springdale Associates"). ChrisKen Limited Partnership 1, the Partnership's Associate General Partner held the remaining .1% interest as the sole limited partner of Springdale Associates. Springdale Associates owned the land and buildings located at 2407-17 Springdale Road, Waukesha (Waukesha County), Wisconsin (the "Springdale Apartments").

      PROPERTY. The Springdale Apartments comprised a multi-family rental complex built in 1972, consisting of 199 rental units located in eight separate buildings on 13.9 acres of land. Each building is a two-story structure, with some buildings having exposed basements, which allow for another level of apartments on the exposed sides.

GOLD COAST STORAGE.

      GENERAL. At December 31, 2004, the Partnership held a 99.9% interest, as the sole general partner, in Chicago I Self-Storage, Ltd., an Illinois limited partnership affiliated with the Partnership (the "Halsted Partnership"). ChrisKen Limited Partnership 1, the Associate General Partner, held the remaining .1% interest as the sole limited partner of the Halsted Partnership. At December 31, 2004, the Halsted Partnership owned the land and buildings located at 1015 North Halsted, Chicago, Illinois ("Gold Coast Storage"). Gold Coast Storage was sold on January 21, 2005

      PROPERTY. Gold Coast Storage is a seven-story, loft-type industrial building constructed in approximately 1930 for use as a light manufacturing facility and warehouse. In 1982, a prior owner converted the building to a self-storage facility. When acquired, the building contained a total gross floor area of approximately 145,000 square feet, in addition to a full basement area, and was constructed with load-bearing exterior masonry walls and wood floors and joists. The foundation walls are masonry with exterior elevations of common brick and face brick. The office areas in the front of the building are provided with heating, ventilation and air conditioning systems that the General Partners believe to be in satisfactory condition. The storage areas of the building are heated to temperatures held in the 50 degree Fahrenheit range by ceiling-mounted space heaters with fans. The building is serviced by two freight elevators and has a TV security system, fire escape and sprinkler system. The Gold Coast Storage parking lot has 5 spaces for automobiles.

      Lessees of rental units in self-storage facilities include individuals, small businesses, professionals and to some extent, large businesses. Individuals usually rent space for the storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and household goods. Businesses normally rent space for storage of excess inventory, records and equipment. Such usage may be on a long-term or short-term basis. Substantially all leases for storage space in 2004, with the exception of approximately 2,000 square feet, were on a month-to-month basis. The average optimum lease rate for self-storage space is $16.58 per square foot, although rates on individual storage areas vary, based upon the number of square feet in the specific storage area. At December 31, 2004, approximately 74% of the space was leased compared to 74.9% at December 31, 2003. On an economic basis, the average occupancy was 72% during 2004 and 70.2% during 2003.

      The Partnership has obtained insurance covering the contents of rented storage units where damage is due to negligence or malfeasance. However, the scope of this type of insurance is limited and will not cover wrongful action deemed to be willful. The expense of defending and, where appropriate, settling or paying such claims is an added cost of business to be borne by the Partnership. Gold Coast Storage was sold on January 21, 2005. As of March 15, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard.

The size and type of self-storage units which are available are set forth in the chart below:

                        (1) Gold Coast Storage - Interior

                                                                 Annual Cost per
Sq. Ft.        Size          Cost per Month     Cost Annually        Sq. Ft.
-------       -------        --------------     -------------    ---------------
16            4x4x4            $  32.00           $  384.00           $24.00
32            8x4x5               58.00              696.00            21.75
40            5x8x9               72.00              864.00            21.60
50            5x10x9              94.00            1,128.00            22.56
64            8x8x9              116.00            1,392.00            21.75
80            8x10x9             131.00            1,572.00            19.65
104           8x13x9             141.00            1,692.00            16.27
144           8x18x9             195.00            2,340.00            16.25
192           12x16x9            240.00            2,880.00            15.00

                        (2) Gold Coast Storage - Exterior

                                                                 Annual Cost per
Sq. Ft.        Size          Cost per Month     Cost Annually        Sq. Ft.
-------       -------        --------------     -------------    ---------------
200            10x20          $  250.00          $  3,000.00        $ 15.00
250            10x25             302.00             3,624.00          14.50
264            12x22             316.00             3,792.00          14.36
300            10x30             359.00             4,308.00          14.36
403            13x31             436.00             5,232.00          12.98

      Parking lot spaces are leased to ChrisKen Support Services, Inc, an affiliate of Gold Coast Storage, which operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Gold Coast did not generate revenue from the rental of the parking lot spaces either in the fiscal year ended December 31, 2004, or in 2005 through the date of sale.

      Gold Coast Storage is being depreciated for tax purposes using a part 31.5-year and part 19-year straight-line depreciation method for the portion of its federal income tax basis allocable to non-tax-exempt Limited Partners and using a 40-year straight-line depreciation method for the portion allocable to tax-exempt Limited Partners. Major improvements during 2004 included the replacement of the dock railings and stairway, $19,729, and the replacement of the elevator gate, $3,575. See Item 6. Management's Discussion and Analysis or Plan of Operation, below for further discussion.

Sale of Properties and Liquidation of the Partnership

      On April 14, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Springdale Apartments, one of the Partnership's two properties. As a result, on April 15, 2004, Springdale Apartments was sold for a purchase price of $11,385,000. The gain from the sale of Springdale Apartments was $5,561,665. The Partnership distributed net proceeds of approximately $11,072,000 to the Limited Partners in June 2004.

      On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of Partnership's two properties and approved termination, liquidation and dissolution of the Partnership. As a result, on January 21, 2005, Gold Coat Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was approximately $2,402,000. The Partnership distributed net proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with the Reserve and other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to sale of its properties and for the payment of the Partnership's liabilities with respect to Gold Coast Storage and any other remaining Partnership obligations. As of March 15, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. The Partnership expects to promptly distribute the balance of any remaining cash to the Limited Partners and General Partners in accordance with the Partnership Agreement and the Partnership will finalize dissolution and liquidation. It is expected that all such net cash will be distributed no later than the last quarter of 2005. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds will be made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds for the sale will not be sufficient to satisfy (ii) and accordingly the General Partners will not receive any distribution of sale proceeds from the sale of the Gold Coast Storage. As indicated above, any amounts remaining after all Partnership obligations are paid will be distributed as described above.

      The Partnership will continue to file with the SEC (1) quarterly and annual reports on Forms 10-QSB and 10-KSB and (2) whenever a material event relating to the Trust occurs, a current report on Form 8-K; until it deregisters. The Partnership expects to deregister promptly after its final distribution.

Employees

      The Partnership has no full-time employees. Additionally, as of the sale of its last property in January 2005, the Partnership no longer engages CREMCO, LLC to provide property management and related accounting and administrative services. However, from time to time, the Partnership engages one or more CREMCO, L.L.C. employees or employees of CREMCO, L.L.C. affiliates on an hourly basis to perform administrative and collection functions on behalf of the Partnership.

AVAILABLE INFORMATION

      The Partnership files reports, statements and other Commission (the "Commission") pursuant to informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports, statements and other information can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and should be available at the Commission's regional offices at 500 West Madison, 14th Floor, Chicago, Illinois 60661-2511 and 7 World Trade Center, 13th Floor, New York, New York 10048. Copies of such material can be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Such material may also be accessed on the World Wide Web through the Commission's Internet address at http://www.sec.gov information with the Securities and Exchange.

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

      (iii) The Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Partnership and the Managing General Partner pursuant to
Section 14(d) of the Securities Exchange Act of 1934 on March 20, 2004.

      (iv) The Partnership's Quarterly Report on form 10-QSB filed on November 15, 2004.

      (v)   the Partnership's Definitive Proxy Statement included in the
Schedule 14A Information filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on December 3, 2004.

      (vi) the Partnership's Additional Definitive Proxy Soliciting Materials and Rule 14(a)(12) material filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on December 7, 2004.

      (vii) The Partnership's Current Report on Form 8-K filed on December 29, 2004.

      (viii) The Partnership's Current Report on Form 8-K filed on February 8, 2005.

      A Limited Partner of the Partnership may obtain any of the documents, including exhibits, incorporated by reference through the Partnership or the Commission. Documents incorporated by reference are available from the Partnership without charge. Limited Partners may obtain documents incorporated by reference in this Proxy Statement by requesting them in writing or by telephone from the Partnership, telephone number 1 (312) 454-1626.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On November 22, 2004, the Partnership mailed a Notice of Special Meeting and Proxy Statement to all Limited Partners of record on November 15, 2004. The special meeting of the Limited Partners was held at the offices of the Partnership at 345 North Canal Street, Chicago, IL 60606 at 4:00 p.m. CST on December 20, 2004. At the Special Meeting, Limited Partners voted to approve the proposal to sell Gold Coast Storage, the last remaining of Partnership's two properties, to Warburg-StorageMart Partners, L.P., a Delaware Limited Partnership, (the "Purchaser") for a purchaser price of $6,914,153, subject to certain adjustments at or prior to closing, payable in cash, pursuant to the Purchase and Sale Agreement, dated as of September 14, 2004, as amended on October 29, November 1, and November 2, 2004 by and between the Purchaser and the Partnership. As a result, on January 21, 2005, Gold Coat Storage was sold for a purchase price of $6,896,803. Limited Partners also voted to approve the proposal to terminate, liquidate and dissolve the Partnership.

                   (Balance of page left intentionally blank.)

                                     PART II

Item 5. MARKET FOR LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS.

      The Units are not readily transferable. There is no public market for the Units and it is not currently expected that one will develop. There are restrictions upon transferability of the Units, including the requirement that the General Partners consent to any transferee becoming a substituted Limited Partner (which consent may be granted or withheld at the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under federal and state securities laws

      The Revenue Act of 1987 contains provisions that may have an adverse impact on investors in certain "publicly traded partnerships". If the Partnership were to be classified as a "publicly traded partnership", income attributable to the Units would be characterized as portfolio income and the gross income attributable to Units acquired by tax-exempt entities would be unrelated business income, with the result that the Units could be less marketable. The General Partners will, if necessary, take appropriate steps to ensure that the Partnership will not be deemed a "publicly traded partnership".

      In February 2004, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $350 per Unit. The offer expired on May 15, 2004. The Partnership's records indicate that as of February 11, 2005, 66 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

      In May 2004, CMG Partners, L.L.C., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 4.9%, or approximately 1,762, of the outstanding Limited Partnership Units of the Partnership at $365 per Unit. The offer expired on August 15, 2004. The Partnership's records indicate that as of February 11, 2005, 177.6 Limited Partnership Units were sold by Limited Partners to CMG Partners L.L.C. as a result of this offer.

      On March 26, 2004, the Managing General Partner received a copy of an offer, made by Mackenzie Patterson Fuller, Inc. and affiliated entities, for all of the Partnership's outstanding Units for $350 per Unit. The Managing General Partner responded to the tender offer made by Mackenzie Patterson Fuller, Inc. and affiliated entities on March 30, 2004, by filing a Schedule 14D-9 with the Securities and Exchange Commission in which it stated its position on the tender offer. A copy of that filing was sent concurrently with filing to the Limited Partners. The Partnership's records indicate that as of February 11, 2005,
235.255 Limited Partnership Units were sold to Mackenzie Patterson Fuller, Inc. as a result of this offer.

      On June 25, 2004, Mackenzie Patterson Fuller, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1.9%, or approximately 700, of the outstanding Limited Partnership Units of the Partnership at $40 per Unit. The offer expired on July 30, 2004. The Partnership's records indicate that as of February 11, 2005, no Limited Partnership Units were sold by Limited Partners to Mackenzie Patterson Fuller, Inc. as a result of this offer.

      On December 13, 2004, Mackenzie Patterson Fuller, Inc., which is not affiliated with the Partnership or its General Partners, submitted an unsolicited offer to the Partnership's Limited Partners to purchase up to 1.9%, or approximately 700, of the outstanding Limited Partnership Units of the Partnership at $140 per Unit. The offer expired on December 31, 2004. The Partnership's records indicate that as of February 11, 2005, 237.39 Limited Partnership Units were sold by Limited Partners to Mackenzie Patterson Fuller, Inc. as a result of this offer.

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

      In 1996, 1997, 1999 and 2003, 423, 360.858, 971.0235 and .4991 Units,
respectively, were repurchased and retired by the Partnership. At December 31, 2003, 35,965 Units were outstanding. At December 31, 2004, and at March 15, 2004, there were 35,965 Units issued and outstanding, which were held by a total of 1,288 Unit holders.

      The Limited Partners were paid one cash distribution in 2004 totaling $327.99 per Unit and one cash distribution in 2003 totaling $9.86 per Unit. Additional information with respect to distributions is set forth in Item 6. Management's Discussion and Analysis or Plan of Operation - Results of Operations.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The Partnership had cash and cash equivalents of $159,358 as of December 31, 2004, and $991,466 as of December 31, 2003. The reduction in cash and cash equivalents is primarily due to a distribution to the Limited Partners in the second quarter of 2004, and reductions in tenant security deposits, accrued real estate taxes and accounts payable and other liabilities, partially offset by the proceeds from the sale of the Springdale Apartments and cash flow from the operations of Gold Coast Storage for the fiscal year 2004. The Partnership's restricted cash, representing operating and contingency reserves (the "Reserve"), had a balance of $377,320 on December 31, 2004, and December 31, 2003. The Reserve was established to assist the Partnership in maintaining liquidity to meet cash requirements and is available for unanticipated contingencies.

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

      In the fall of 2000, in the course of repairing the damage caused by a fire at one of the apartment units at Springdale Apartments, a structural defect in the construction of the fire-damaged unit was discovered. The Managing General Partner of the Partnership retained a structural engineer to perform an examination of Springdale Apartments. As of March 19, 2004, the structural engineer completed the examination of all units where similar conditions could exist. Remediation of the structural defects identified in the structural engineer's report was completed prior to the April 2004 sale, at a cost of approximately $33,000, which was expensed and funded out of the Partnership's cash flow.

      In 2001, structural enhancements and repairs to the Specified Properties that the Managing General Partner deemed necessary and advisable were undertaken. As a result, 2001 major expenditures exceeded expenditures for such items for the few years preceding 2001. The increased level of expenditures for major repairs and improvements continued in 2002 and 2003. All such expenditures were funded from operating cash flow. Expenditures for major repairs and improvements for Gold Coast Storage, which was sold in January 2005, totaled $24,126 for the year ended December 31, 2004. Expenditures for major repairs and improvements for Springdale Apartments, which was sold in April 2004, totaled $62,555 for the year ended December 31, 2004, including approximately $33,000 in structural remediation costs.

      In 2003, a broker was engaged to solicit offers on the Springdale Apartments. The Managing General Partner received inquiries from several potential buyers and negotiated contract terms with one of those potential buyers. The Managing General Partner accepted an offer for purchase of the Property. A special meeting of the Limited Partners was held at the offices of the Partnership at 345 North Canal Street, Chicago, IL 60606 at 7:00 p.m. CST on April 14, 2004. At the Special Meeting, the Limited Partners voted to approve the proposal to sell the Springdale Apartments. The sale was completed in April 2004. A broker also was engaged to solicit offers on Gold Coast Storage. The Managing General Partner received an inquiry from one potential buyer for Gold Coast. Negotiations with this potential Gold Coast buyer terminated and the broker's engagement also terminated. A new broker was engaged to solicit offers on Gold Coast Storage. The Managing General Partner received and accepted an offer for purchase of the Property. A special meeting of the Limited Partners was held at the offices of the Partnership at 345 North Canal Street, Chicago, IL 60606 at 4:00 p.m. CST on December 20, 2004. At the Special Meeting the Limited Partners voted to approve the proposal to sell Gold Coast Storage. The sale was completed in January 2005. At the Special Meeting the Limited Partners also voted to approve the proposal for termination, liquidation and dissolution of the Partnership.

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

      At December 31, 2004, the source of near-term future liquidity for the Partnership and cash distributions to the Partners was dependent upon the sale of Gold Coast Storage. On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of Partnership's two properties and approved termination, liquidation and dissolution of the Partnership. As a result, on January 21, 2005, Gold Coat Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was approximately $2,402,000. The Partnership distributed net sales proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with the Reserve and other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to sale of its properties and for the payment of the Partnership's liabilities with respect to Gold Coast Storage and any other remaining Partnership obligations. As of March 15, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. It is expected that any remaining net cash will be distributed in accordance with the Partnership Agreement no later than the last quarter of 2005. At December 31, 2004, the Partnership held Reserves of $377,320 and cash and cash equivalents of $159,358. At March 16, 2005 it held Reserves of $377,320 and cash and cash equivalents of $140,850.

RESULTS OF OPERATIONS.

COMPARISON OF 2004 TO 2003.

      Leased space at Gold Coast Storage was 74% at December 31, 2004, compared to 74.9% at December 31, 2003. On an economic basis, the average occupancy at Gold Coast Storage during 2004 was 72% and 70.2% in 2003. At December 31, 2004, the average optimum annual lease rate for self-storage space was $16.58, as compared to $16.30 one year earlier. Occupancy at the date of sale was 70.9%.

      Rental revenue decreased at Gold Coast Storage (approximately 2.2%) from $1,006,775 for the year ended December 31, 2003, to $984,196 for the year ended December 31, 2004. Net rental income at Gold Coast decreased in 2004, due to a $44,185 increase in rental concessions, partially offset by a $29,231 decrease in vacancy loss. Larger storage units rent at lower per square foot rates as compared to smaller storage units.

      Major improvements at Gold Coast during 2004 included the replacement of the dock railings and stairway, $19,729, and the replacement of the elevator gate, $3,575.

      Overall expenses attributable to Gold Coast Storage in 2004, $889,790, decreased approximately 3.5% from 2003, $922,255. Property operation expense at Gold Coast Storage decreased for the year ended December 31, 2004, as compared to the same period one year earlier, due to a $25,692 decrease in gas and fuel costs, and a $9,686 decrease in janitorial contracts and supplies, partially offset by a $23,838 increase in structural repairs and supplies and a $7,496 increase in electrical repairs and supplies. Gas and fuel expense decreased due to a change in the provider of gas and fuel and decreased usage. Structural repairs increased in 2004 primarily due to the cost of a critical wall inspection required by the City of Chicago, $30,520. Electrical supplies and repairs increased primarily due to electrical upgrades to the garage spaces costing $7,752. Depreciation expense at Gold Coast Storage decreased to $167,924 in 2004, as compared to $214,436 in 2003. In the fourth quarter of 2004, Gold Coast Storage was reclassified as an asset held for sale and, accordingly, no depreciation expense was recorded in that period. Overall general and administrative expenses at Gold Coast Storage increased in 2004, as compared to 2003, due to the following increases in expense: bad debt expense, $24,326, advertising and marketing expense, $7,660, and professional fees, $34,914, partially offset by a $26,325 decrease in real estate tax expense. Professional fees increased in 2004 due to a sale administration fee incurred in the amount of $34,571. Real estate tax expense at Gold Coast Storage decreased approximately 18.5% from $142,152 in 2003 to $115,827 in 2004. Real estate tax expense decreased primarily due to an adjustment resulting from an overstatement of estimated 2003 real estate tax expense. Management fee expense at Gold Coast Storage decreased to $56,876 in 2004 as compared to $69,566 in 2003.

      Net income for 2004, $131,525, from Gold Coast Storage increased by approximately 6.6% from 2003, $123,327, as a result of the factors affecting rental revenue and expenses as detailed above.

      The Partnership did not earn interest income for the years ended December 31, 2004 and December 31, 2003. Interest income has steadily diminished due not only to declining interest rates but also due to increased bank fees that require higher offsetting compensating cash balances. Partnership general and administrative expenses for 2004 increased to $166,947 from $111,290 in 2003, due primarily to a $39,688 increase in audit and accounting fees, and a $13,951 increase in professional fees. Professional fees increased, in part, due to expenses incurred related to the sales of the Springdale Apartments and Gold Coast Storage.

      Overall net operating loss for the Partnership for the fiscal year ended December 31, 2004 was $166,947, compared to overall net operating loss from the fiscal period ended December 31, 2003 of $111,290. The increase in net loss is due to increased expenses for the Partnership as discussed above. Net income per Unit in 2004 ($166.91) increased from 2003 ($8.36) primarily as a result of income from discontinued operations resulting from the gain recognized on the sale of Springdale Apartments. Distributions to Limited Partners in 2004 totaled $11,796,479 compared to 2003 distributions of $354,733. Distributions on a per Unit basis to Limited Partners increased in 2004 ($327.99) compared to 2003 ($9.86), none of which was a return of capital on a federal income tax basis in 2004 or 2003. Distributions increased in 2004, as compared to 2003, due primarily to the distribution of the proceeds from the sale of Springdale Apartments, approximately $11,072,000. There were no distributions to the General Partners in 2004 or 2003.

      As discussed in "Liquidity and Capital Resources" above increased expenditures for major repairs and improvements, which began in 2001, continued in 2002 and 2003. All such expenditures were funded from operating cash flow. Net income per Unit in 2004 ($166.91) increased from 2003 ($8.36) primarily as the result of the sale of Springdale Apartments and factors detailed above affecting the Partnership and Gold Coast Storage. On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of Partnership's two properties and approved termination, liquidation and dissolution of the Partnership. As a result, on January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was approximately $2,402,000. The Partnership distributed net sales proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with the Reserve and other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to sale of its properties and for the payment of the Partnership's liabilities with respect to Gold Coast Storage and any other remaining Partnership obligations. As of March 15, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. At December 31, 2004, the Partnership held Reserves of $377,320 and cash and cash equivalents of $159,358. At March 16, 2005 it held Reserves of $377,320 and cash and cash equivalents of $140,850. After the completion of an orderly liquidation of the Properties, the Partnership will begin finalizing its dissolution and termination. The Managing General Partner expects any remaining net cash to be distributed in accordance with the Partnership Agreement no later than the last quarter of 2005.

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

Item 7. FINANCIAL STATEMENTS.

                     ChrisKen Partners Cash Income Fund L.P.

                        (A Delaware Limited Partnership)

                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.........................    15

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2004..................................    16
Consolidated Statements of Operations for the Years Ended
   December 31, 2004 and 2003...................................................    17
Consolidated Statements of Partners' Capital for the Years
   Ended December 31, 2004 and 2003.............................................    18
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004 and 2003...................................................    19
Notes to Consolidated Financial Statements......................................    20

             Report of Independent Registered Public Accounting Firm

To the Partners
ChrisKen Partners Cash Income Fund L.P.

We have audited the accompanying consolidated balance sheet of ChrisKen Partners Cash Income Fund L.P. (a Delaware Limited Partnership) as of December 31, 2004, and the related consolidated statements of income, partners' capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChrisKen Partners Cash Income Fund L.P. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois
March 11, 2005

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                December 31, 2004

ASSETS
Cash and cash equivalents                                        $  159,358
Restricted cash                                                     377,320
Accounts receivable                                                   5,297
Prepaid expenses                                                     19,629
                                                                 ----------
                                                                    561,604
Investment in real estate, at cost:
   Asset held for sale                                            4,119,815

                                                                 ----------
Total assets                                                     $4,681,419
                                                                 ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses                            $  117,146
Tenants' security deposits                                            2,396
Deferred rental income                                              109,104
Accrued real estate taxes                                           129,695
                                                                 ----------
Total liabilities                                                   358,341

Partners' capital:
General partners                                                        -0-
Limited partners (35,965 units issued and outstanding)            4,328,078
                                                                 ----------
Total partners' capital                                           4,323,078

                                                                 ----------
Total liabilities and partners' capital                          $4,681,419
                                                                 ==========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations

                                                                             YEAR ENDED DECEMBER 31
                                                                           -------------------------
                                                                              2004            2003
                                                                           ----------      ---------
EXPENSES
General and administrative                                                    166,947        111,290
                                                                           ----------      ---------
Total expenses                                                                166,947        111,290
(Loss) from continuing operations                                            (166,947)      (111,290)

DISCONTINUED OPERATIONS
Income from discontinued operations of Gold Coast Storage                     131,525        123,327
Income from discontinued operations of Springdale Apartments                    7,104        321,980
Gain on Sale of Springdale Apartments                                       5,561,665              -
                                                                           ----------      ---------
Income from discontinued Operations                                         5,700,294        445,307
                                                                           ----------      ---------

Net income                                                                 $5,533,347      $ 334,017
                                                                           ==========      =========

Net (loss) income allocated to general partners                            $ (469,632)     $  33,402
                                                                           ==========      =========
Net income allocated to limited partners                                   $6,002,979      $ 300,615
                                                                           ==========      =========
(Loss) from continuing operations allocated to limited partners per
   limited partnership unit outstanding                                    $    (4.64)     $   (2.78)
Income from discontinued operations allocated to limited partners per
   limited partnership unit outstanding                                    $   171.55      $   11.14

Net income allocated to limited partners per weighted-average limited
   partnership units outstanding                                           $   166.91      $    8.36
                                                                           ==========      =========
Weighted-average limited partnership units outstanding                         35,965         35,965
                                                                           ==========      =========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 2004 and 2003

                                                PARTNERS' CAPITAL ACCOUNTS
                                   ------------------------------------------------------
                                   GENERAL PARTNERS     LIMITED PARTNERS         TOTAL
                                   ----------------     ----------------     -------------
Balance at January 1, 2003            $  436,230         $  10,170,696       $ 10,606,926
Distributions (A)                              -              (354,733)          (354,733)
Net income                                33,402               300,615            334,017

                                      ----------         -------------       ------------
Balance at December 31, 2003             469,632            10,116,578         10,586,210
Distributions (A)                              -           (11,796,479)       (11,796,479)
Net income (loss) (B)                   (469,632)            6,002,979          5,533,347
                                      ----------         -------------       ------------
Balance at December 31, 2004          $        -         $   4,323,078       $  4,323,078
                                      ==========         =============       ============

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                       2004         2003
                    ---------      -----
First quarter       $    0.00      $0.00
Second quarter         327.99       9.86
Third quarter            0.00       0.00
Fourth quarter           0.00       0.00

Note (B): The allocation of income (loss) has been adjusted to reflect the expected effects on partners' capital of the liquidation of the Partnership in 2005.

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows

                                                                            YEAR ENDED DECEMBER 31
                                                                            2004               2003
                                                                        ------------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  5,533,347        $  334,017
Adjustments to reconcile net income to net cash flows (used
   in) provided by operating activities:
     Depreciation                                                            272,301           621,953
     Gain on sale of Springdale Apartments                                (5,561,665)              -0-
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                        25,348             2,346
       Decrease in prepaid expenses                                            4,227             3,715
       (Decrease) Increase in accounts payable and accrued real
         estate taxes                                                       (231,182)            1,491
       (Decrease) in deferred rental income                                  (25,089)          (13,089)
       (Decrease) in tenants' security deposits                              (79,010)          (13,840)
                                                                        ------------        ----------
Net cash flows (used in) provided by operating activities                    (61,723)          936,593

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                       (46,345)         (343,434)
Proceeds from sale of Springdale Apartments                               11,072,439
                                                                        ------------        ----------
Cash flows provided by (used in) investing activities                     11,026,094          (343,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                            (11,796,479)         (354,733)
                                                                        ------------        ----------
Cash flows used in financing activities                                  (11,796,479)         (354,733)
                                                                        ------------        ----------
Net (decrease) increase in cash and cash equivalents                        (832,108)          238,426
Cash and cash equivalents, beginning of year                                 991,466           753,040
                                                                        ============        ==========
Cash and cash equivalents, end of year                                  $    159,358        $  991,466
                                                                        ============        ==========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                   Notes to Consolidated Financial Statements

                     Years ended December 31, 2004 and 2003

1. NATURE OF BUSINESS

ORGANIZATIONAL DATA

ChrisKen Partners Cash Income Fund L.P. (CPCIF) is a Delaware Limited Partnership, organized on May 4, 1987, with ChrisKen Income Properties, Inc. (Managing General Partner) and ChrisKen Limited Partnership I as the General Partners. Pursuant to a public offering (the Offering), CPCIF sold 37,732 limited partnership units at $500 for each unit. CPCIF acquired 99.9% ownership interests in Springdale Associates, Ltd. (Springdale) and Chicago I Self-Storage, Ltd. (Self-Storage). Springdale owned a 199-unit residential complex located in Waukesha, Wisconsin, until its sale on April 15, 2004 and Self-Storage owns a 155,997 square-foot self-storage facility located in Chicago, Illinois. On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of the Partnership's two properties and approved termination, liquidation and dissolution of the Partnership. The Partnership expects to deregister promptly after its final distribution, no later than the last quarter of 2005.

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

                                 Twelve Months        Twelve Months
                                    Ended                 Ended
                               December 31, 2004    December 31, 2003
                               -----------------    -----------------
REVENUE
Rental                             $ 420,417          $ 1,628,031
Interest                               8,616                    -
Other                                 26,095               66,183
                                   ---------          -----------
Total operating revenue              455,128            1,694,214

EXPENSES
Property operations                  172,000              754,855
Depreciation                         104,377              407,517
General and administrative           150,341              125,006
Management fees                       21,306               84,856
                                   ---------          -----------
Total operating expenses             448,024            1,372,234
                                   ---------          ----------
NET OPERATING INCOME               $   7,104          $   321,980
                                   =========          ===========

3. SALE OF GOLD COAST STORAGE

On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Golf Coast Storage. As a result, on January 21, 2005 Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale was approximately $2,402,000. The Partnership distributed $6,293,854 to the Limited Partners in February 2005. In accordance with FAS 144, the operating results of the respective property have been reflected in discontinued operations, broken down as follows:

                                    Twelve Months            Twelve Months
                                       Ended                     Ended
                                  December 31, 2004        December 31, 2003
                                  -----------------        -----------------
REVENUE
Rental                               $  984,196                $1,005,275
Other                                    37,119                    40,305
                                     ----------                ----------
Total operating revenue               1,021,315                 1,045,580

EXPENSES
Property operations                     184,164                   190,581
Depreciation                            167,924                   214,436
General and administrative              480,826                   447,670
Management fees                          56,876                    69,566
                                     ----------                ----------
Total operating expenses                889,790                   922,253
                                     ----------                ----------
NET OPERATING INCOME                 $  131,525                $  123,327
                                     ==========                ==========

4. SIGNIFICANT ACCOUNTING POLICIES

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

INVESTMENT IN REAL ESTATE

Depreciation of property and improvements held for investment is computed using the straight-line method over the estimated useful lives of the assets. Through the third quarter of 2004, nonresidential properties are depreciated over 31.5 years, and related equipment is depreciated over seven years. In the Fourth quarter of 2004 the Partnership reclassified the real estate property owned by Gold Coast Storage to asset held for sale and discontinued recognition of depreciation expense.

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

5. BASIS OF PRESENTATION

      The Partnership maintains its accounting books and records in accordance with the Internal Revenue Code's rules and regulations. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which will differ from the federal income tax basis method of accounting due to the different treatment of various items as specified in the Internal Revenue Code, principally impairment loss, depreciation expense, and prepaid rent. The net effect of these accounting differences is that the net income in the financial statements for 2004 is approximately $628,000 higher than the taxable income of the Partnership. The aggregate cost of investment in real estate for federal income tax purposes at December 31, 2004 is approximately $3,270,000.

6. PARTNERSHIP AGREEMENT

      The Partnership Agreement provides that profits, losses, and cash distributions be allocated 10% to the General Partners and 90% to the Limited Partners, except that: (a) cash distributions to the General Partners will be subordinated to the Limited Partners' receiving their non-cumulative, non-compounded annual preferred return of 7% per annum on their aggregate contributed capital (the Annual Preferred Return), as defined; and (b) the special allocation provisions, as defined, in the event of a refinancing, sale, or other disposition of the property of the Partnership. Distributions are payable quarterly within sixty days of each quarters' end. The Annual Preferred Return was not met in 2003 or 2004.

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

On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of Partnership's two properties and approved termination, liquidation and dissolution of the Partnership. The Managing General Partner anticipates finalizing the dissolution of the Partnership no later than the last quarter of 2005

The Partnership Agreement provides that the Partnership is to maintain working capital reserves in an amount not less than 2% of the proceeds of the Offering. However, to the extent that these reserves are utilized to fund unanticipated cash requirements, the reserves can be decreased. At December 31, 2004, cash restricted for working capital reserve purposes was $377,320.

7. RELATED PARTY TRANSACTIONS

The Partnership pays management fees to CREMCO, L.L.C., an affiliate of the General Partners. Management fees are calculated at 5% of gross collections, as defined, for Springdale and 6% of gross collections, as defined, for Self-Storage. Total management fees for 2004 and 2003 were $78,282 and $154,422, respectively. The management agreements are subject to annual renewal. In addition, the Partnership reimburses CREMCO, L.L.C. for personnel costs directly attributable to property operations, totaling $259,882 and $362,542 in 2004 and 2003, respectively. In addition to the management fee, Springdale and Gold Coast paid CREMCO, L.L.C. a sale administration fee in the amount of $56,925 and $34,571, respectively. These costs are included in income from discontinued operations of each respective property in the accompanying consolidated statements of operations. Unpaid fees and reimbursements, aggregating $39,220 at December 31, 2004 are included in accounts payable and accrued expenses in the accompanying balance sheet.

An affiliate of the General Partners rented space at Self-Storage. Rent was based on a percentage of net income of the affiliate and totaled $1,500 in 2003. No income from this rental space was earned in 2004.

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

Item 8B. OTHER INFORMATION.

                              None

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

      John F. Kennedy controls the Managing General Partner. Mr. Kennedy is the President and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., which, until the Partnership's Properties were sold in April 2004 and January 2005, served as the management agent of the Partnership's Properties. Although the Partnership no longer engages CREMCO, LLC to provide property management and related accounting and administrative services, from time to time, the Partnership engages one or more CREMCO, L.L.C. employees or employees of CREMCO, L.L.C. affiliates on an hourly basis to perform administrative and collection functions on behalf of the Partnership.

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

      The following is a list of the executive officers and directors of the Managing General Partner as of March 15, 2005:

      NAME                     AGE            POSITION
      John F. Kennedy          54             Director, President and Secretary

      John F. Kennedy has been a Director, President (Vice President until 1994) and Secretary of the Managing General Partner since 1989 and is a general partner of the Associate General Partner. Mr. Kennedy is President, Chief Executive Officer, Chief Operating Officer and a Trustee of ChrisKen Residential Trust, the controlling entity of CREMCO, L.L.C., the management agent of the Specified Properties. Mr. Kennedy has also been an officer, director and shareholder of several ChrisKen affiliates. Mr. Kennedy is currently a general partner in three affiliated private real estate limited partnerships located primarily in the Midwest as well as a principal of ChrisKen Growth & Income L.P. II, a public real estate limited partnership. Prior to co-founding The ChrisKen group of companies, he was involved from 1977 to 1978 with marketing various properties for American Invsco, a condominium conversion firm headquartered in Chicago. Mr. Kennedy of holds a Bachelor of Arts degree from DePaul University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Under federal securities laws, the directors and officers of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2004. Based upon information provided by officers and directors of the Partnership, all officers, directors and 10% owners filed all reports on a timely basis in the 2003 fiscal year.

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

      The following is a schedule of the compensation paid by the Partnership to the General Partners or their Affiliates and a description of the transactions giving rise to such compensation:


                                                                   Amount of Compensation
               Description of Transaction and                      Year Ended December 31,
                Entity Receiving Compensation                        2004          2003
-------------------------------------------------------------     ---------    ------------
Reimbursement of property operating payroll costs to
affiliate of General Partners                                     $ 259,882       $ 362,542
Property Management Fee to affiliate of the General Partners         78,282         154,422
                                                                  ---------       ---------
                                                     Total        $ 338,164       $ 516,964

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      (a) To the best knowledge of the Partnership, as of December 31, 2004, and March 15, 2005, no person held more than five percent (5%) of the Units.

      (b) The Partnership, as an entity, does not have any directors or officers. As of December 31, 2004, and March 15, 2005, 1,288 Limited Partners beneficially owned 35,965 Units.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      CREMCO, L.L.C., an affiliate of the General Partners, provided management services for the Specified Properties, from July 1, 2000 until the Partnership's Properties were sold in April 2004 and January 2005. The duties and responsibilities of the management agent included supervision of the day-to-day management of the operations of the Specified Properties, provision of long-range planning, and providing such assistance and consultation to the Managing General Partner as was necessary to provide for the efficient administration and the protection of the Specified Properties. Fees paid for management services are in addition to the General Partners' distributive share of cash flow. CREMCO, L.L.C. earned $78,282 and $154,422 in 2004 and 2003, respectively, for such management services. In addition to the management fee, Springdale and Gold Coast paid CREMCO, L.L.C. a sale administration fee in the amount of $56,925 and $34,571, respectively. The Partnership also reimbursed CREMCO, L.L.C. for payroll expenses for personnel directly related to property operations totaling $259,882 and $362,542 in 2004 and 2003, respectively. Although the Partnership no longer engages CREMCO, LLC to provide property management and related accounting and administrative services, from time to time, the Partnership engages one or more CREMCO, L.L.C. employees or employees of CREMCO, L.L.C. affiliates on an hourly basis to perform administrative and collection functions on behalf of the Partnership.

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

      An affiliate, ChrisKen Support Services, Inc., of the General Partners leases parking lot spaces at Gold Coast Storage on the same terms as offered to third parties. ChrisKen Support Services, Inc. operates a rental truck service. Rent is paid on a month-to-month basis and is based on volume of rentals as an indication of use of the space. Gold Coast did not generate revenue from the rental of the parking lot spaces either in the fiscal year ended December 31, 2004, or in 2005 through the date of sale. In 2003 the Partnership recognized rental revenue of $1,500 from this lease.

      Upon the sale or refinancing of the Partnership's properties, the General Partners or their affiliates were entitled to receive real estate brokerage commissions in an amount equal to the lesser of: (a) 3% of the gross sales price of the property; or (b) the competitive real estate commission if they have rendered such services; provided, however, that payment of such commissions to the General Partners was subordinated to receipt by the Limited Partners of their Adjusted Investment and Preferential Distribution. As the Limited Partners did not receive their Adjusted Investment and Preferential Distribution, no brokerage commissions were paid or payable to the General Partners in connection with the sales of the Specified Properties in April 2004 and January 2005.

                   (Balance of page left intentionally blank)

Item 13. EXHIBITS.

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

10.3        Real Estate Purchase Agreement between Registrant and
            Warburg-StorageMart Partners, L.P., a Delaware Limited Partnership dated as of September 14, 2004 (incorporated by reference to Exhibit
            10.4 to the Registrant's Form 10-QSB as filed with the Securities and Exchange Commission on November 15, 2004);

10.4        First Amendment to Real Estate Purchase Agreement dated as of
            October 29, 2004 (incorporated by reference to Exhibit 10.5 to the
            Registrant's Form 10-QSB as filed with the Securities and Exchange
            Commission on November 15, 2004);

10.5        Second Amendment to Real Estate Purchase Agreement dated as of
            November 1, 2004 (incorporated by reference to Exhibit 10.6 to the
            Registrant's Form 10-QSB as filed with the Securities and Exchange
            Commission on November 15, 2004);

10.6        Third Amendment to Real Estate Purchase Agreement dated as of
            November 2, 2004 (incorporated by reference to Exhibit 10.7 to the
            Registrant's Form 10-QSB as filed with the Securities and Exchange
            Commission on November 15, 2004);

10.7        Fourth Amendment to Real Estate Purchase Agreement dated as of
            December 3, 2004 (incorporated by reference to the Partnership's
            Amended Definitive Proxy Statement as filed with the Securities and Exchange Commission on December 7, 2004)

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

            (b) Reports on Form 8-K.

            The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Audit Engagement: Ernst & Young LLP was engaged as the Partnership's independent auditor for fiscal years 2004 and 2003, All fees incurred in the years ended December 31, 2004 and 2003 were approved by Mr. Kennedy acting in his capacity as the Audit Committee.

      Audit Fees: Audit fees for the audit of the Company's annual financial statements included in the Company's annual report on Form 10-KSB and those financial statements included in the Company's quarterly reports on Form 10-QSB by Ernst & Young LLP for the years ended December 31, 2004 and 2003 totaled $80,800 and $37,709, respectively.

      Audit-Related Fees: Audit-related fees, which consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of financial statements, including consultations concerning financial accounting and reporting standards, and are not reported under "Audit Fees," were not incurred for the years ended December 31, 2004 or December 31, 2003.

      Tax Fees :Tax fees for professional services for federal and state tax compliance, tax advice and tax planning for the years ended December 31, 2004 and 2003 totaled $19,800 and $18,500, respectively.

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

                                           CHRISKEN PARTNERS CASH INCOME
                                           FUND L.P.

                                           By: ChrisKen Income Properties, Inc.,
                                               Managing General Partner

Date: March 30, 2005                       By: /S/ JOHN F. KENNEDY
                                               -------------------

                                               John F. Kennedy
                                               Director and President

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: March 30, 2005                       By: /S/ JOHN F. KENNEDY
                                               -------------------

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

10.3        Real Estate Purchase Agreement between Registrant and
            Warburg-StorageMart Partners, L.P., a Delaware Limited Partnership dated as of September 14, 2004 (incorporated by reference to Exhibit
            10.4 to the Registrant's Form 10-QSB as filed with the Securities and Exchange Commission on November 15, 2004);

10.4        First Amendment to Real Estate Purchase Agreement dated as of
            October 29, 2004 (incorporated by reference to Exhibit 10.5 to the
            Registrant's Form 10-QSB as filed with the Securities and Exchange
            Commission on November 15, 2004);

10.5        Second Amendment to Real Estate Purchase Agreement dated as of
            November 1, 2004 (incorporated by reference to Exhibit 10.6 to the
            Registrant's Form 10-QSB as filed with the Securities and Exchange
            Commission on November 15, 2004);

10.6        Third Amendment to Real Estate Purchase Agreement dated as of
            November 2, 2004 (incorporated by reference to Exhibit 10.7 to the
            Registrant's Form 10-QSB as filed with the Securities and Exchange
            Commission on November 15, 2004);

10.7        Fourth Amendment to Real Estate Purchase Agreement dated as of
            December 3, 2004 (incorporated by reference to the Partnership's
            Amended Definitive Proxy Statement as filed with the Securities and Exchange Commission on December 7, 2004)

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