Form 10KSB/A
period 2004-12-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2005-05-09
CIK 815278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 Amendment No. 1

(Mark One)

[X] Annual Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition Report Under Section 13 Or 15(D) of the Securities Exchange Act of 1934 for the Transition period from _______________ to _____________


                         COMMISSION FILE NUMBER 0-17602
                     CHRISKEN PARTNERS CASH INCOME FUND L.P.
                 (Name of small business issuer in its charter)


          DELAWARE                                               36-3521124
----------------------------------                           -------------------
(State or other jurisdiction of or                            (I.R.S. Employer
incorporation organization)                                  Identification No.)


345 North Canal Street, Chicago, Illinois                          60606
-----------------------------------------                    -------------------
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

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART II
Item 7. Financial Statements                                                  2

                                    PART III

 Item 13.  Exhibits and Reports on Form 8-K                                  12


                                EXPLANATORY NOTE

     In accordance with instruction G(3) to Form 10-K, ChrisKen Partners Cash Income Fund, L.P. is amending its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005 to provide the signed report of the Company's independent accountants, which was inadvertently omitted from the original filing, and the financial statements covered by that report. With the exception of the provision of the signed report of the Company's independent accountants, the disclosure contained below in Item 12 is identical to that contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as filed on March 31, 2005. The Company is also updating the Signature Page and Exhibits 31.1 and 31.2.

                                     PART II

Item 7.  FINANCIAL STATEMENTS.

                     ChrisKen Partners Cash Income Fund L.P.

                        (A Delaware Limited Partnership)

                   Index to Consolidated Financial Statements



Report of Independent Registered Public Accounting Firm.................... F-2

Consolidated Financial Statements

Consolidated Balance Sheet - December 31, 2004............................. F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 2004 and 2003.............................................. F-4

Consolidated Statements of Partners' Capital for the Years
   Ended December 31, 2004 and 2003........................................ F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004 and 2003.............................................. F-6

Notes to Consolidated Financial Statements................................. F-7

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


/s/ Ernst & Young LLP
Chicago, Illinois
March 11, 2005

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                           Consolidated Balance Sheet

                                December 31, 2004


ASSETS
Cash and cash equivalents                                           $  159,358
Restricted cash                                                        377,320
Accounts receivable                                                      5,297
Prepaid expenses                                                        19,629
                                                                    ----------
                                                                       561,604
Investment in real estate, at cost:
   Asset held for sale                                               4,119,815

                                                                    ----------
Total assets                                                        $4,681,419
                                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses                               $  117,146
Tenants' security deposits                                               2,396
Deferred rental income                                                 109,104
Accrued real estate taxes                                              129,695
                                                                    ----------
Total liabilities                                                      358,341

Partners' capital:
General partners                                                            --
Limited partners (35,965 units issued and outstanding)               4,323,078
                                                                    ----------
Total partners' capital                                              4,323,078

                                                                    ----------
Total liabilities and partners' capital                             $4,681,419
                                                                    ==========



See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Operations


                                                                              YEAR ENDED DECEMBER 31
                                                                             2004              2003
                                                                          -----------      -----------

EXPENSES
General and administrative                                                    166,947          111,290
                                                                          -----------      -----------
Total expenses                                                                166,947          111,290
(Loss) from continuing operations                                            (166,947)        (111,290)

DISCONTINUED OPERATIONS
Income from discontinued operations of Gold Coast Storage                     131,525          123,327
Income from discontinued operations of Springdale Apartments                    7,104          321,980
Gain on Sale of Springdale Apartments                                       5,561,665               --
                                                                          -----------      -----------
Income from discontinued Operations                                         5,700,294          445,307
                                                                          -----------      -----------

Net income                                                                $ 5,533,347      $   334,017
                                                                          ===========      ===========

Net (loss) income allocated to general partners                           $  (469,632)     $    33,402
                                                                          ===========      ===========
Net income allocated to limited partners                                  $ 6,002,979      $   300,615
                                                                          ===========      ===========
(Loss) from continuing operations allocated to limited partners per
   limited partnership unit outstanding                                   $     (4.64)     $     (2.78)
Income from discontinued operations allocated to limited partners per
   limited partnership unit outstanding                                   $    171.55      $     11.14

Net income allocated to limited partners per weighted-average limited
   partnership units outstanding                                          $    166.91      $      8.36
                                                                          ===========      ===========
Weighted-average limited partnership units outstanding                         35,965           35,965
                                                                          ===========      ===========


See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                  Consolidated Statements of Partners' Capital

                     Years ended December 31, 2004 and 2003



                                         PARTNERS' CAPITAL ACCOUNTS
                                  GENERAL         LIMITED
                                 PARTNERS         PARTNERS           TOTAL
                                 ---------      ------------      ------------

Balance at January 1, 2003       $ 436,230      $ 10,170,696      $ 10,606,926
Distributions (A)                       --          (354,733)         (354,733)
Net income                          33,402           300,615           334,017

                                 ---------      ------------      ------------
Balance at December 31, 2003       469,632        10,116,578        10,586,210
Distributions (A)                       --       (11,796,479)      (11,796,479)
Net income (loss) (B)             (469,632)        6,002,979         5,533,347
                                 ---------      ------------      ------------
Balance at December 31, 2004     $      --      $  4,323,078      $  4,323,078
                                 =========      ============      ============

Note (A): Summary of quarterly cash distributions paid per limited partnership unit:

                                         2004              2003
                                        -------            -----

     First quarter                      $  0.00            $0.00
     Second quarter                      327.99             9.86
     Third quarter                         0.00             0.00
     Fourth quarter                        0.00             0.00

Note (B): The allocation of income (loss) has been adjusted to reflect the expected effects on partners' capital of the liquidation of the Partnership in 2005.


See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)

                      Consolidated Statements of Cash Flows


                                                                      YEAR ENDED DECEMBER 31
                                                                        2004            2003
                                                                    ------------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $  5,533,347      $ 334,017
Adjustments to reconcile net income to net cash flows (used
   in) provided by operating activities:
     Depreciation                                                        272,301        621,953
     Gain on sale of Springdale Apartments                            (5,561,665)            --
     Net changes in operating assets and liabilities:
       Decrease in accounts receivable                                    25,348          2,346
       Decrease in prepaid expenses                                        4,227          3,715
       (Decrease) Increase in accounts payable and accrued real
         estate taxes                                                   (231,182)         1,491
       (Decrease) in deferred rental income                              (25,089)       (13,089)
       (Decrease) in tenants' security deposits                          (79,010)       (13,840)
                                                                    ------------      ---------
Net cash flows (used in) provided by operating activities                (61,723)       936,593

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                   (46,345)      (343,434)
Proceeds from sale of Springdale Apartments                           11,072,439
                                                                    ------------      ---------
Cash flows provided by (used in) investing activities                 11,026,094       (343,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions                                                        (11,796,479)      (354,733)
                                                                    ------------      ---------
Cash flows used in financing activities                              (11,796,479)      (354,733)
                                                                    ------------      ---------
Net (decrease) increase in cash and cash equivalents                    (832,108)       238,426
Cash and cash equivalents, beginning of year                             991,466        753,040
                                                                    ============      =========

Cash and cash equivalents, end of year                              $    159,358      $ 991,466
                                                                    ============      =========

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

                                              Twelve Months    Twelve Months
                                                 Ended            Ended
                                               December 31,     December 31,
                                                  2004             2003
                                              -------------    -------------

     REVENUE
     Rental                                     $420,417        $1,628,031
     Interest                                      8,616                --
     Other                                        26,095            66,183
                                                --------        ----------
     Total operating revenue                     455,128         1,694,214

     EXPENSES
     Property operations                         172,000           754,855
     Depreciation                                104,377           407,517
     General and administrative                  150,341           125,006
     Management fees                              21,306            84,856
                                                --------        ----------
     Total operating expenses                    448,024         1,372,234
                                                --------        ----------
     NET OPERATING INCOME                       $  7,104        $  321,980
                                                ========        ==========


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

                                              Twelve Months    Twelve Months
                                                 Ended            Ended
                                               December 31,     December 31,
                                                  2004             2003
                                              -------------    -------------


     REVENUE
     Rental                                     $  984,196       $1,005,275
     Other                                          37,119           40,305
                                                ----------       ----------
     Total operating revenue                     1,021,315        1,045,580

     EXPENSES
     Property operations                           184,164          190,581
     Depreciation                                  167,924          214,436
     General and administrative                    480,826          447,670
     Management fees                                56,876           69,566
                                                ----------       ----------
     Total operating expenses                      889,790          922,253
                                                ----------       ----------
     NET OPERATING INCOME                       $  131,525       $  123,327
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

                                                               PART III

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


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf on May 10, 2005 by the undersigned, thereunto duly authorized.

                                           CHRISKEN PARTNERS CASH INCOME
                                                     FUND L.P.


                                           By: ChrisKen Income Properties, Inc.,
                                                  Managing General Partner

Date: May 9, 2005                          By: /s/ JOHN F. KENNEDY
                                               ---------------------------------
                                               John F. Kennedy
                                               Director and President


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB/A has been signed by the person named below on behalf of the registrant and in the capacity and on the date indicated.

Date: May 9, 2005                              By: /s/ JOHN F. KENNEDY
                                                   -----------------------------
                                                   John F. Kennedy,
                                                   Director and President of the
                                                   Managing General Partner

                                 EXHIBIT INDEX


EXHIBIT No.

31.1 Certification of Principal Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Acting Principal Accounting Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.