Form 10QSB
period 2005-03-31
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2005-05-16
CIK 815278

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X]               QUARTERLY REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

      [ ]              TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Yes [X] No [ ]

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                                              Page
                                                                                              ----
PART I   Financial Information

    Item 1.  Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Statement of Net Assets in Liquidation at
                 March 31, 2005                                                                  2

                 Condensed Consolidated Statement of Changes in Net Assets in
                 Liquidation for the period from January 22, 2005 through March 31, 2005         3

                 Condensed Consolidated Statements of Operations for the period from
                 January 1, 2005 through January 21, 2005 and the Three Months Ended
                 March 31, 2004                                                                  4

                 Condensed Consolidated Statement of Partners' Capital for the period
                 from January 1, 2005 through January 21, 2005                                   5

                 Condensed Consolidated Statements of Cash Flows for the period from
                 January 1, 2005 through January 21, 2005 and the Three Months Ended
                 March 31, 2005 and 2004                                                         6

                 Notes to Condensed Consolidated Financial Statements                            7

    Item 2.  Management's Discussion and Analysis or Plan of Operation                           9

    Item 3.  Controls and Procedures                                                            12

PART II.   Other Information

    Item 1.  Legal Proceedings                                                                  13

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        13

    Item 3.  Defaults Upon Senior Securities                                                    13

    Item 4.  Submissions of Matters to a Vote of Security Holders                               13

    Item 5.  Other Information                                                                  13

    Item 6.  Exhibits                                                                           13

SIGNATURE                                                                                       14

EXHIBITS                                                                                        15

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

          Condensed Consolidated Statement of Net Assets In Liquidation

                                 March 31, 2005
                               (Liquidation Basis)
                                   (Unaudited)

ASSETS
Cash and cash equivalents                     $  508,443
Accounts receivable                                1,389
                                              ----------
Total assets                                     509,832

LIABILITIES
Accounts payable                                  91,787
Accrued liquidation expenses                      50,000
                                              ----------
Total liabilities                                141,787
                                              ----------

Net assets in liquidation                     $  368,045
                                              ==========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

     Condensed Consolidated Statement of Change in Net Assets in Liquidation

           For the period from January 22, 2005 through March 31, 2005
                               (Liquidation Basis)
                                   (Unaudited)

Net Assets in Liquidation at January 22, 2005 (Going Concern Basis)       $  6,698,639
Interest income                                                                 13,260
Liquidation expenses                                                           (50,000)
Distribution to Limited Partners                                            (6,293,854)
                                                                          ------------
Net assets in liquidation at March 31, 2005                               $    368,045
                                                                          ============

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

                 Condensed Consolidated Statements of Operations
                              (Going Concern Basis)
                                   (Unaudited)

                                                                               For the
                                                                              Period from       For the
                                                                               January 1      Three Months
                                                                                through          Ended
                                                                               January 21       March 31
                                                                                  2005            2004
                                                                              -----------     ------------
EXPENSES
General and administrative                                                    $    48,909     $     56,162
                                                                              -----------     ------------
Total expenses                                                                     48,909           56,162
                                                                              -----------     ------------
(Loss) from continuing operations                                                 (48,909)         (56,162)
                                                                              -----------     ------------
DISCONTINUED OPERATIONS
Income from discontinued operations of Springdale Apartments                            -           37,025
Income from discontinued operations of Gold Coast Storage                          21,784           20,127
Gain on sale of Gold Coast Storage                                              2,402,686                -
                                                                              -----------     ------------
Income from discontinued operations                                             2,424,470           57,152

Net income                                                                    $ 2,375,561     $        990
                                                                              ===========     ============
Net income allocated to general partners                                      $         -     $          -
                                                                              ===========     ============
Net income allocated to limited partners                                      $ 2,375,561     $        990
(Loss) from continuing operations allocated to limited partners per
   limited partnership unit                                                   $     (1.36)    $      (1.56)
                                                                              ===========     ============
Income from discontinued operations allocated to limited partners per
   limited partnership unit                                                   $     67.41     $       1.59
                                                                              ===========     ============
Net income allocated to limited partners per limited partnership unit
   outstanding                                                                $     66.05     $        .03
                                                                              ===========     ============
Limited partnership units outstanding                                              35,965           35,965
                                                                              ===========     ============

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

              Condensed Consolidated Statement of Partners' Capital

             For the Period January 1, 2005 through January 21, 2005
                              (Going Concern Basis)
                                   (Unaudited)

                                                                  Partners' Capital Accounts
                                                           ------------------------------------------
                                                           General        Limited
                                                           Partners       Partners           Total
                                                           --------      -----------     ------------
Balance at January 1, 2005                                  $   -        $ 4,323,078     $  4,323,078
Net income                                                      -          2,375,561        2,375,561
                                                            -----        -----------     ------------
Balance at January 21, 2005                                 $   -        $ 6,698,639     $  6,698,639
                                                            =====        ===========     ============

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

                 Condensed Consolidated Statements of Cash Flows
                              (Going Concern Basis)
                                   (Unaudited)

                                                                         For the Period
                                                                         from January 1    For the Three
                                                                            through        Months Ended
                                                                           January 21        March 31
                                                                              2005             2004
                                                                         --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $    2,375,561    $         990
Adjustments to reconcile net income to net cash flows provided by (used
   in) operating activities:
     Depreciation                                                                     -          160,636
     Gain on sale of Gold Coast Storage                                      (2,402,686)               -
     Net changes in operating assets and liabilities:
       Decrease in restricted cash                                              377,320                -
       Decrease in accounts receivable                                            4,977            3,145
       Decrease in prepaid expenses                                              18,560            7,354
       Decrease in accounts payable and accrued expenses                       (119,823)        (194,545)
       (Decrease) Increase in deferred income and prepaid rent                 (109,104)           3,215
       Decrease in tenants' security deposits                                    (2,396)         (10,711)
                                                                         --------------    -------------
Net cash flows provided by (used in) operating activities                       142,409          (29,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                                -          (21,620)
Proceeds from the sale of Gold Coast Storage                                  6,522,501                -
                                                                         --------------    -------------
Cash flows provided by (used in) investing activities                         6,522,501          (21,620)

                                                                         --------------    -------------
Net increase (decrease) increase in cash and cash equivalents                 6,664,910          (51,536)
Cash and cash equivalents, beginning of period                                  159,358          991,466
                                                                         --------------    -------------
Cash and cash equivalents, end of period                                 $    6,824,268    $     939,930
                                                                         ==============    =============

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

              Notes to Condensed Consolidated Financial Statements
                               (Liquidation Basis)
                                   (Unaudited)

1. BASIS OF PRESENTATION

On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of Partnership's two properties and also approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result of the Limited Partners' decision to dissolve the Partnership, subject to the sale of Gold Coast Storage, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to January 21, 2005 have been prepared on a liquidation basis. Accordingly, at March 31, 2005, the carrying value of the assets is presented at estimated realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs. At March 31, 2005, the Partnership has accrued $50,000 in liquidation costs, representing the Managing General Partner's estimate of costs to be incurred, primarily professional fees, audit and accounting fees and general administration costs. However, actual costs may vary from this estimate.

2. SALE OF SPRINGDALE APARTMENTS

On April 15, 2004, Springdale Apartments was sold for a purchase price of $11,385,000. The gain from the sale of Springdale Apartments was $5,561,665. In June 2004, the Partnership distributed net sales proceeds of approximately $11,072,000 to the Limited Partners. As a result of the sale, in accordance with FAS 144, the operating results of the respective property have been reflected in discontinued operations, broken down as follows:

                                  Three Months
                                     Ended
                                 March 31, 2004
                                 --------------
REVENUE
Rental                             $366,350
Other                                20,091
                                   --------
Total operating revenue             386,441
EXPENSES
Property operations                 122,884
Depreciation                        104,378
General and administrative          102,583
Management fees                      19,571
                                   --------
Total operating expenses            349,416
                                   --------
NET OPERATING INCOME               $ 37,025
                                   ========

3. SALE OF GOLD COAST STORAGE

On January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale was $2,402,686. The Partnership distributed $6,293,854 to the Limited Partners in February 2005. As a result of the sale, in accordance with FAS 144, the operating results of the respective property have been reflected in discontinued operations, broken down as follows:

                                 Three Months        Three Months
                                    Ended               Ended
                                March 31, 2005      March 31, 2004
                                --------------      --------------
REVENUE
Rental                          $       52,480      $      250,890
Other                                    2,676               8,012
                                --------------      --------------
Total operating revenue                 55,156             258,902
EXPENSES
Property operations                     12,412              50,875
Depreciation                                 -              56,258
General and administrative              19,487             116,362
Management fees                          1,473              15,280
                                --------------      --------------
Total operating expenses                33,372             238,775
                                --------------      --------------
NET OPERATING INCOME            $       21,784      $       20,127
                                ==============      ==============

4. INTERIM ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and 310(b) of Regulations of S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements are the representation of the General Partners and reflect all adjustments that are, in the opinion of the General Partners, necessary for a fair presentation of the financial position and results of operations of the Partnership. For further information, refer to the consolidated financial statements and notes thereto included in the ChrisKen Partners Cash Income Fund L.P.'s (the "Partnership") Annual Report on Form 10-KSB for the year ended December 31, 2004.

5. INCOME TAXES

The Partnership is not liable for federal income taxes. Each partner includes his proportionate share of partnership income or loss in his own tax return. Therefore, no provision for income taxes is made in the consolidated financial statements of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      ChrisKen Partners Cash Income Fund L.P. ("CPCIF" or the "Partnership") is a Delaware limited partnership organized on May 4, 1987, with ChrisKen Income Properties, Inc. ("Managing General Partner") and ChrisKen Limited Partnership I as General Partners. Pursuant to a public offering (the "Offering"), CPCIF sold 37,732 limited partnership units (the "Units" or the "Limited Partnership Units"). The Partnership used the net proceeds of the Offering to purchase 99.9% ownership interests in Springdale Associates Limited Partnership and Chicago I Self-Storage Limited Partnership. Springdale Associates Limited Partnership owned a 199-unit residential complex located in Waukesha, Wisconsin ("Springdale Apartments"), until its sale on April 15, 2004, and Chicago I Self-Storage Limited Partnership owned a 155,997 square foot self-storage facility located in Chicago, Illinois ("Gold Coast Storage"), until its sale on January 21, 2005. On December 20, 2004, the Limited Partners approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. The Managing General Partner expects to complete an orderly dissolution and termination of the Partnership no later than the last quarter of 2005.

Liquidity and Capital Resources

      The Partnership had cash and cash equivalents of $508,443 and $159,358 as of March 31, 2005, and December 31, 2004, respectively. The increase in cash and cash equivalents is primarily due to the proceeds from the sale of Gold Coast Storage and the reclassification of restricted cash to cash and cash equivalents, partially offset by a distribution to the Limited Partners in the first quarter, net cash flow used in operations and decreases in deferred income and accounts payable and accrued expenses. Historically, restricted cash has represented operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at December 31, 2004), as required by the Limited Partnership Agreement. The Reserve was established to set aside funds for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). As a result of the ongoing liquidation of the Partnership, it is no longer necessary to reserve funds for unanticipated contingencies and repairs at the Specified Properties. Accordingly, cash restricted for the Reserve in prior fiscal periods has been reclassified to cash and cash equivalents as of January 21, 2005, the sale date of Gold Coast Storage. Such amounts are being held pending the Managing General Partner's evaluation of possible legal claims and proceedings that may arise or relate to the sale of its properties and for the payment of the Partnership's liabilities with respect to any other remaining Partnership obligations. The Managing General Partner estimates that the Partnership will incur approximately $50,000 in costs relating to the termination, liquidation and dissolution of the Partnership, including accounting and audit fees, professional fees, and general administrative costs. Such costs have been accrued in the first quarter of 2005 and are reflected in the Partnership's Statement of Change in Net Assets in Liquidation. The Managing General Partner expects any remaining cash to be distributed in accordance with the Partnership Agreement no later than the last quarter of 2005.

      On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of Partnership's two properties and approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result, on January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was $2,402,686. The Partnership distributed net proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to the sale of its properties and for the payment of any other remaining Partnership obligations. As of May 10, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. The Partnership expects to promptly distribute the balance of any remaining cash to the Limited Partners and General Partners in accordance with the Partnership Agreement and the Partnership will finalize dissolution and liquidation. It is expected that all such net cash will be distributed no later than the last quarter of 2005. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds will be made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds from the sales of both the Springdale Apartments and Gold Coast Storage were not sufficient to satisfy (ii) and accordingly the General Partners did not receive any distribution of sale proceeds. As indicated above, any amounts remaining after all Partnership obligations are paid will be distributed as described above.

      The Partnership will continue to file with the SEC (1) quarterly and annual reports on Forms 10-QSB and 10-KSB and (2) whenever a material event relating to the Partnership occurs, a current report on Form 8-K; until it deregisters. The Partnership expects to deregister promptly after its final distribution.

Employees

      The Partnership has no full-time employees. Additionally, as of the sale of its last property in January 2005, the Partnership no longer engages CREMCO, L.L.C. to provide property management and related accounting and administrative services. However, from time to time, the Partnership engages one or more CREMCO, L.L.C. employees or employees of CREMCO, L.L.C. affiliates on an hourly basis to perform administrative and collection functions on behalf of the Partnership.

Results of Operations

      The Partnership earned interest income in the amount of $13,260, subsequent to the sale of Gold Coast Storage, resulting from the short-term investment of the proceeds from the sale of Gold Coast Storage prior to distribution. The Partnership did not earn interest income for the three months ended March 31, 2004. Total expenses incurred by the Partnership for the three months ended March 31, 2005, of $98,909, including accrued liquidation costs, increased from the three months ended one year earlier of $56,162. The increase in Partnership expenses is the result of increased general administrative costs, professional fees and state and local taxes, partially offset by decreased audit and accounting fees. The Managing General Partner estimates that the Partnership will incur approximately $50,000 in costs relating to the termination, liquidation and dissolution of the Partnership, including accounting and audit fees, professional fees and general administrative costs. Such costs have been accrued in the first quarter of 2005 and are reflected in the Partnership's Statement of Change in Net Assets in Liquidation.

      The combined net income for the Partnership and the discontinued operations of the Specified Properties for the period of January 1, 2005 through January 21, 2005 of $2,375,561 increased, as compared to the combined net income for the Partnership and the discontinued operations of the Specified Properties for the three months ended March 31, 2004, of $990, primarily due to the sale of Gold Coast Storage.

      Net cash flows provided by operations for the period of January 1, 2005 through January 21, 2005, was $142,409 compared to net cash flows used in operations of $29,916 for the three months ended March 31, 2004. The increase was primarily the result of the reclassification of restricted cash to cash and cash equivalents and a lesser decrease in accounts payable and accrued expenses, partially offset by a decrease in deferred income and a net loss, excluding the gain from the sale of Gold Coast Storage, of $27,125 for the period of January 1, 2005 through January 21, 2005, compared to net income before depreciation expense of $161,626 for the first quarter of 2004. There were no additions to investment in real estate at Gold Coast Storage during the first quarter of 2005. Distributions paid to the Limited Partners in February 2005, totaling $6,293,854, resulting from the sale of Gold Coast Storage, are reflected on the Partnership's Statement of Change in Net Assets in Liquidation. There were no distributions to the Limited Partners in the first quarter of 2004. There were no distributions to the General Partners in the first quarters of 2004 or 2005.

      As discussed in "Liquidity and Capital Resources" above, on December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of Partnership's two properties and approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result, on January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was $2,402,686. The Partnership distributed net sales proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to sale of its properties and for the payment of any other remaining Partnership obligations. As of May 10, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. At March 31, 2005, the Partnership held cash and cash equivalents of $508,443. At May 6, 2005, it held cash and cash equivalents of $491,775. Having completed an orderly liquidation of the Properties, the Partnership will begin finalizing its dissolution and termination. The Managing General Partner expects any remaining net cash to be distributed in accordance with the Partnership Agreement no later than the last quarter of 2005.

      Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated.

                   (Balance of page left intentionally blank)

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

(b) Changes in internal controls

      During the period covered by this quarterly report and since the date of the evaluation of our disclosure controls and procedures by Messrs. Kennedy and Mayer described above, there have been no changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

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

ITEM 6. EXHIBITS.

(a)   Exhibits.

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

                    ChrisKen Partners Cash Income Fund L.P.

                                   (Registrant)

                                         By: ChrisKen Income Properties Inc.,
                                             Managing General Partner

Date: May 13, 2005                       By: /s/ John F. Kennedy
                                             -------------------
                                             John F. Kennedy
                                             Director and President

                                  EXHIBIT INDEX

EXHIBIT NO.                                          EXHIBIT DESCRIPTION
-----------                                          -------------------

  31.1          Certification of Principal Executive Officer pursuant to Rule 15d-14(a) (17 CFR 240.15d-
                14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002.

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