Form 10QSB
period 2005-06-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2005-08-15
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

      ____________________________________________________________________
             (Former name, former address and formal fiscal year, if
                           changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                            Page
                                                                            ----
PART I Financial Information

   Item 1. Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Statement of Net Assets in
              Liquidation at June 30, 2005                                    2

              Condensed Consolidated Statement of Changes in Net Assets
              in Liquidation for the period from January 22, 2005 through
              June 30, 2005                                                   3

              Condensed Consolidated Statements of Operations for the
              period from January 1, 2005 through January 21, 2005 and
              the Six Months Ended June 30, 2004                              4

              Condensed Consolidated Statement of Partners' Capital for
              the period from January 1, 2005 through January 21, 2005        5

              Condensed Consolidated Statements of Cash Flows for the
              period from January 1, 2005 through January 21, 2005 and
              the Six Months Ended June 30, 2004                              6

              Notes to Condensed Consolidated Financial Statements            7

   Item 2. Management's Discussion and Analysis or Plan of Operation          9

   Item 3. Controls and Procedures                                           12

PART II. Other Information

   Item 1. Legal Proceedings                                                 13

   Item 2. Unregistered Sales of Securities and Use of Proceeds              13

   Item 3. Defaults Upon Senior Securities                                   13

   Item 4. Submission of Matters to a Vote of Security Holders               13

   Item 5. Other Information                                                 13

   Item 6. Exhibits                                                          13

SIGNATURE                                                                    14

EXHIBITS                                                                     15

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

          Condensed Consolidated Statement of Net Assets In Liquidation

                                  June 30, 2005
                               (Liquidation Basis)
                                   (Unaudited)

ASSETS
Cash and cash equivalents      $460,631
                               --------
Total assets                    460,631

LIABILITIES
Accounts payable                 68,122
Accrued liquidation expenses     50,550
                               --------
Total liabilities               118,672
                               --------
Net assets in liquidation      $341,959
                               ========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

    Condensed Consolidated Statement of Changes in Net Assets in Liquidation

           For the period from January 22, 2005 through June 30, 2005
                               (Liquidation Basis)
                                   (Unaudited)

NET ASSETS IN LIQUIDATION AT JANUARY 22, 2005
   (GOING CONCERN BASIS)                        $ 6,698,639
Interest income                                      13,260
Estimated liquidation expenses                      (50,000)
Distribution to Limited Partners                 (6,293,854)
                                                -----------
NET ASSETS IN LIQUIDATION AT MARCH 31, 2005         368,045
Interest and other income                             2,245
Expense from continuing operations                  (12,419)
Adjustment to estimated liquidation expenses        (15,000)
Reissue of voided distribution checks                  (912)
                                                -----------
NET ASSETS IN LIQUIDATION AT JUNE 30, 2005      $   341,959
                                                ===========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

                 Condensed Consolidated Statements of Operations
                              (Going Concern Basis)
                                   (Unaudited)

                                                                 For the
                                                               Period from     For the
                                                                January 1    Six Months
                                                                 through        Ended
                                                                January 21     June 30
                                                                   2005         2004
                                                               -----------   ----------
EXPENSES
General and administrative                                     $   48,909    $  114,307
                                                               ----------    ----------
Total expenses                                                     48,909       114,307
                                                               ----------    ----------
(Loss) from continuing operations                                 (48,909)     (114,307)
                                                               ----------    ----------

DISCONTINUED OPERATIONS
Income from discontinued operations of Springdale Apartments           --         7,104
Gain on sale of Springdale Apartments                                  --     5,561,665
Income from discontinued operations of Gold Coast Storage          21,784        41,217
Gain on sale of Gold Coast Storage                              2,402,686            --
                                                               ----------    ----------
Income from discontinued operations                             2,424,470     5,609,986
                                                               ----------    ----------
Net income                                                     $2,375,561    $5,495,679
                                                               ==========    ==========
Net income allocated to general partners                       $       --    $       --
                                                               ==========    ==========
Net income allocated to limited partners                       $2,375,561    $5,495,679
                                                               ==========    ==========
(Loss) from continuing operations allocated to limited
   partners per limited partnership unit                       $    (1.36)   $    (3.18)
                                                               ==========    ==========
Income from discontinued operations allocated to limited
   partners per limited partnership unit                       $    67.41    $   155.99
                                                               ==========    ==========
Net income allocated to limited partners per limited
   partnership unit outstanding                                $    66.05    $   152.81
                                                               ==========    ==========
Limited partnership units outstanding                              35,965        35,965
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

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

              Condensed Consolidated Statement of Partners' Capital

             For the Period January 1, 2005 through January 21, 2005
                              (Going Concern Basis)
                                   (Unaudited)

                                  Partners' Capital Accounts
                              ----------------------------------
                               General     Limited
                              Partners    Partners       Total
                              --------   ----------   ----------
Balance at January 1, 2005       $--     $4,323,078   $4,323,078
Net income                        --      2,375,561    2,375,561
                                 ---     ----------   ----------
Balance at January 21, 2005      $--     $6,698,639   $6,698,639
                                 ===     ==========   ==========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

                 Condensed Consolidated Statements of Cash Flows
                              (Going Concern Basis)
                                   (Unaudited)

                                                                  For the
                                                                Period from      For the
                                                                 January 1     Six Months
                                                                  through         Ended
                                                                 January 21      June 30
                                                                    2005          2004
                                                                -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $ 2,375,561   $  5,495,679
Adjustments to reconcile net income to net cash flows
   provided by (used in) operating activities:
   Depreciation                                                          --        215,748
   Gain on sale of Gold Coast Storage                            (2,402,686)            --
   Gain on sale of Springdale Apartments                                 --     (5,561,665)
   Net changes in operating assets and liabilities:
      Decrease in restricted cash                                   377,320             --
      Decrease in accounts receivable                                 4,977          8,949
      Decrease in prepaid expenses                                   18,560         22,686
      Increase in real estate tax escrow                                 --        (20,000)
      Decrease in accounts payable and accrued expenses            (119,823)      (236,835)
      Decrease in deferred income and prepaid rent                 (109,104)       (20,472)
      Decrease in tenants' security deposits                         (2,396)       (76,569)
                                                                -----------   ------------
Net cash flows provided by (used in) operating activities           142,409       (172,479)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                   --        (27,009)
Proceeds from the sale of Gold Coast Storage                      6,522,501             --
Proceeds from the sale of Springdale Apartments                          --     11,072,439
                                                                -----------   ------------
Cash flows provided by investing activities                       6,522,501     11,045,430

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                                --    (11,796,479)
                                                                -----------   ------------
Cash flows used in financing activities                                  --    (11,796,479)
                                                                -----------   ------------
Net increase (decrease) in cash and cash equivalents              6,664,910       (923,528)
Cash and cash equivalents, beginning of period                      159,358        991,466
                                                                -----------   ------------
Cash and cash equivalents, end of period                        $ 6,824,268   $     67,938
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

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

              Notes to Condensed Consolidated Financial Statements
                               (Liquidation Basis)
                                   (Unaudited)

1. BASIS OF PRESENTATION

On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of the Partnership's two properties and also approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result of the Limited Partners' decision to dissolve the Partnership, subject to the sale of Gold Coast Storage, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to January 21, 2005 have been prepared on a liquidation basis. Accordingly, at June 30, 2005, the carrying value of the assets is presented at estimated realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs. The Managing General Partner estimates that, in total, the Partnership will incur $65,000 in liquidation costs. The Partnership paid $14,450 in liquidation expenses in the second quarter of 2005. In addition, at June 30, 2005, the Partnership has accrued $50,550 in liquidation costs, representing the Managing General Partner's estimate of additional costs to be incurred, primarily professional fees, audit and accounting fees and general administration costs. However, actual costs may vary from this estimate.

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

                               Six Months
                                 Ended
                             June 30, 2004
                             -------------
REVENUE
Rental                          $420,417
Interest                           8,616
Other                             26,095
                                --------
Total operating revenue          455,128

EXPENSES
Property operations              172,000
Depreciation                     104,377
General and administrative       150,341
Management fees                   21,306
                                --------
Total operating expenses         448,024
                                --------
NET OPERATING INCOME            $  7,104
                                ========

3. SALE OF GOLD COAST STORAGE

On January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale was $2,402,686. The Partnership distributed $6,293,854 to the Limited Partners in February 2005. As a result of the sale, in accordance with FAS 144, the operating results of the respective property have been reflected in discontinued operations, broken down as follows:

                               Six Months      Six Months
                                 Ended           Ended
                             June 30, 2005   June 30, 2004
                             -------------   -------------
REVENUE
Rental                          $52,480         $494,849
Other                             2,676           16,458
                                -------         --------
Total operating revenue          55,156          511,307

EXPENSES
Property operations              12,412           87,784
Depreciation                         --          111,371
General and administrative       19,487          240,595
Management fees                   1,473           30,340
                                -------         --------
Total operating expenses         33,372          470,090
                                -------         --------
NET OPERATING INCOME            $21,784         $ 41,217
                                =======         ========

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

Liquidity and Capital Resources

     The Partnership had cash and cash equivalents of $460,631 and $159,358 as of June 30, 2005, and December 31, 2004, respectively. The increase in cash and cash equivalents is primarily due to the proceeds from the sale of Gold Coast Storage and the reclassification of restricted cash to cash and cash equivalents, partially offset by a distribution to the Limited Partners in the first quarter, net cash flow used in operations and decreases in deferred income and accounts payable and accrued expenses. Historically, restricted cash has represented operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at December 31, 2004), as required by the Limited Partnership Agreement. The Reserve was established to set aside funds for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). As a result of the ongoing liquidation of the Partnership, it is no longer necessary to reserve funds for unanticipated contingencies and repairs at the Specified Properties. Accordingly, cash restricted for the Reserve in prior fiscal periods has been reclassified to cash and cash equivalents as of January 21, 2005, the sale date of Gold Coast Storage. Such amounts are being held pending the Managing General Partner's evaluation of possible legal claims and proceedings that may arise or relate to the sale of its properties and for the payment of the Partnership's liabilities with respect to any other remaining Partnership obligations. The Managing General Partner estimates that the Partnership will incur, in total, approximately $65,000 in costs relating to the termination, liquidation and dissolution of the Partnership, including accounting and audit fees, professional fees, and general administrative costs. The Partnership paid $14,450 in liquidation expenses in the second quarter of 2005. The remaining estimated liquidation expenses totaling $50,550 have been accrued in the first two quarters of 2005 and are reflected in the Partnership's Statement of Changes in Net Assets in Liquidation. The Managing General Partner expects any remaining cash to be distributed in accordance with the Partnership Agreement no later than the last quarter of 2005.

     On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of the Partnership's two properties and approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result, on January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was $2,402,686. The Partnership distributed net proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to the sale of its properties and for the payment of any other remaining Partnership obligations. As of August 5, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. The Partnership expects to promptly distribute the balance of any remaining cash to the Limited Partners and General Partners in accordance with the Partnership Agreement and the Partnership will finalize dissolution and liquidation. It is expected that all such net cash will be distributed no later than the last quarter of 2005. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds will be made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds from the sales of both the Springdale Apartments and Gold Coast Storage were not sufficient to satisfy (ii) and accordingly the General Partners did not receive any distribution of sale proceeds. As indicated above, any amounts remaining after all Partnership obligations are paid will be distributed as described above.

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

Results of Operations

     The Partnership earned interest income in the amount of $14,660, subsequent to the sale of Gold Coast Storage, resulting from the short-term investment of the proceeds from the sale of Gold Coast Storage prior to distribution. The Partnership did not earn interest income for the six months ended June 30, 2004. Total expenses incurred by the Partnership for the six months ended June 30, 2005, of $126,328, including accrued liquidation costs, increased from the six months ended one year earlier of $114,307. The increase in Partnership expenses is the result of increased general administrative costs, audit and accounting fees and state and local taxes, partially offset by decreased professional fees. The Managing General Partner estimates that the Partnership will incur, in total, approximately $65,000 in costs relating to the termination, liquidation and dissolution of the Partnership, including accounting and audit fees, professional fees and general administrative costs. $14,450 of such costs has been paid in the second quarter of 2005 and the balance of $50,550 has been accrued and is reflected in the Partnership's Statement of Changes in Net Assets in Liquidation.

     The combined net income for the Partnership and the discontinued operations of the Specified Properties for the period of January 1, 2005 through January 21, 2005 of $2,375,561 decreased, as compared to the combined net income for the Partnership and the discontinued operations of the Specified Properties for the six months ended June 30, 2004, of $5,495,679, primarily due to the gain from the sale of Springdale Apartments, $5,561,665, in second quarter of 2004, compared to the gain from the sale of Gold Coast Storage, $2,402,686, in the first quarter of 2005, partially offset by an increase in net income from the continuing operations of the Partnership and the discontinued operations of the Specified Properties.

     Net cash flows provided by operations for the period of January 1, 2005 through January 21, 2005, was $142,409 compared to net cash flows used in operations of $172,479 for the six months ended June 30, 2004. The increase was primarily the result of the reclassification of restricted cash to cash and cash equivalents and a lesser decrease in accounts payable and accrued expenses, partially offset by a decrease in deferred income and a net loss, excluding the gain from the sale of Gold Coast Storage, of $27,125 for the period of January 1, 2005 through January 21, 2005, compared to net income before depreciation expense of $149,762, excluding the gain from the sale of Springdale Apartments, for the first six months of 2004. There were no additions to investment in real estate at Gold Coast Storage during 2005. Distributions paid to the Limited Partners in February 2005, totaling $6,293,854, resulting from the sale of Gold Coast Storage, are reflected on the Partnership's Statement of Changes in Net Assets in Liquidation. Distributions from the proceeds from the sale of Springdale Apartments paid to the Limited Partners in the second quarter of 2004 totaled $11,072,439. There were no distributions to the General Partners in the first six months of 2004 or 2005.

     As discussed in "Liquidity and Capital Resources" above, on December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of the Partnership's two properties and approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result, on January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was $2,402,686. The Partnership distributed net sales proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to sale of its properties and for the payment of any other remaining Partnership obligations. As of August 5, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. At June 30, 2005, the Partnership held cash and cash equivalents of $460,631. At August 3, 2005, it held cash and cash equivalents of $452,390. Having completed an orderly liquidation of the Properties, the Partnership will begin finalizing its dissolution and termination. The Managing General Partner expects any remaining net cash to be distributed in accordance with the Partnership Agreement no later than the last quarter of 2005.

     Some statements in this Form 10-QSB are forward looking and actual results may differ materially from those stated.

                   (Balance of page left intentionally blank)

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

     The Principal Executive Officer of our Managing General Partner, John F. Kennedy, and the Acting Principal Accounting Officer of our Managing General Partner, Robert Mayer (an employee of ChrisKen Residential Trust, an affiliate of CREMCO, L.L.C., the Partnership's property manager until January 21, 2005, but not of the Managing General Partner), have evaluated, as of the end of the period covered by this report on Form 10-QSB, the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, Messrs. Kennedy and Mayer have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

(b) Changes in internal controls

     During the period covered by this quarterly report and since the date of the evaluation of our disclosure controls and procedures by Messrs. Kennedy and Mayer described above, there have been no changes in our internal controls or in other factors that have significantly affected, or that could significantly affect our disclosure controls and procedures.

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

                                        ChrisKen Partners Cash Income Fund L.P.
                                        (Registrant)

                                        By: ChrisKen Income Properties Inc.,
                                            Managing General Partner


Date: August 12, 2005                   By: /s/ John F. Kennedy
                                            ------------------------------------
                                            John F. Kennedy
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