Form 10QSB
period 2005-09-30
CHRISKEN PARTNERS CASH INCOME FUND L P
filed 2005-11-14
CIK 815278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

   _________________________________________________________________________
              (Former name, former address and formal fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  [ ] Yes [X] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                                  [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

___________________________________________

Transitional Small Business Disclosure Format (Check one):        [ ] Yes [X] No

SEC 2334 (9-05) PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
                CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                     CHRISKEN PARTNERS CASH INCOME FUND L.P.

                                      INDEX

                                                                            Page
                                                                            ----
PART I     Financial Information

   Item 1. Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Statement of Net Assets in
              Liquidation at September 30, 2005                               2

              Condensed Consolidated Statement of Changes in Net Assets
              in Liquidation for the period from January 22, 2005 through
              September 30, 2005                                              3

              Condensed Consolidated Statements of Operations for the
              period from January 1, 2005 through January 21, 2005 and
              the Nine Months Ended September 30, 2004                        4

              Condensed Consolidated Statement of Partners' Capital for
              the period from January 1, 2005 through January 21, 2005        5

              Condensed Consolidated Statements of Cash Flows for the
              period from January 1, 2005 through January 21, 2005 and
              the Nine Months Ended September 30, 2004                        6

              Notes to Condensed Consolidated Financial Statements            7

   Item 2. Management's Discussion and Analysis or Plan of Operation          9

   Item 3. Controls and Procedures                                           12

PART II.   Other Information

   Item 1. Legal Proceedings                                                 13

   Item 2. Unregistered Sales of Securities and Use of Proceeds              13

   Item 3. Defaults Upon Senior Securities                                   13

   Item 4. Submission of Matters to a Vote of Security Holders               13

   Item 5. Other Information                                                 13

   Item 6. Exhibits                                                          13

SIGNATURE                                                                    14

EXHIBITS                                                                     15

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

          Condensed Consolidated Statement of Net Assets In Liquidation

                               September 30, 2005
                               (Liquidation Basis)
                                   (Unaudited)

ASSETS
Cash and cash equivalents      $447,637
Other assets                        268
                               --------
Total assets                    447,905

LIABILITIES
Accounts payable                 66,068
Accrued liquidation expenses     75,269
                               --------
Total liabilities               141,337
                               --------

Net assets in liquidation      $306,568
                               ========

See accompanying notes.

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

    Condensed Consolidated Statement of Changes in Net Assets in Liquidation

         For the period from January 22, 2005 through September 30, 2005
                               (Liquidation Basis)
                                   (Unaudited)

NET ASSETS IN LIQUIDATION AT JANUARY 22, 2005 (GOING CONCERN BASIS)   $ 6,698,639
Interest income                                                            13,260
Estimated liquidation expenses                                            (50,000)
Distribution to Limited Partners                                       (6,293,854)
                                                                      -----------
NET ASSETS IN LIQUIDATION AT MARCH 31, 2005                               368,045
Interest and other income                                                   2,245
Expense from continuing operations                                        (12,419)
Adjustment to estimated liquidation expenses                              (15,000)
Reissue of voided distribution checks                                        (912)
                                                                      -----------
NET ASSETS IN LIQUIDATION AT JUNE 30, 2005                                341,959
                                                                      -----------
Interest income                                                             1,234
Adjustment to estimated liquidation expenses                              (36,625)
                                                                      -----------
NET ASSETS IN LIQUIDATION AT SEPTEMBER 30, 2005                       $   306,568
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

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

                 Condensed Consolidated Statements of Operations
                              (Going Concern Basis)
                                   (Unaudited)

                                                                 For the
                                                               Period from      For the
                                                                January 1    Nine Months
                                                                 through         Ended
                                                                January 21   September 30
                                                                   2005          2004
                                                               -----------   ------------
EXPENSES
General and administrative                                     $   48,909     $  129,280
                                                               ----------     ----------
Total expenses                                                     48,909        129,280
                                                               ----------     ----------
(Loss) from continuing operations                                 (48,909)      (129,280)
                                                               ----------     ----------

DISCONTINUED OPERATIONS
Income from discontinued operations of Springdale Apartments           --          7,104
Gain on sale of Springdale Apartments                                  --      5,561,665
Income from discontinued operations of Gold Coast Storage          21,784         91,514
Gain on sale of Gold Coast Storage                              2,402,686             --
                                                               ----------     ----------
Income from discontinued operations                             2,424,470      5,660,283
                                                               ----------     ----------
Net income                                                     $2,375,561     $5,531,003
                                                               ==========     ==========
Net income allocated to general partners                       $       --     $       --
                                                               ==========     ==========
Net income allocated to limited partners                       $2,375,561     $5,531,003
                                                               ==========     ==========
(Loss) from continuing operations allocated to limited
   partners per limited partnership unit                       $    (1.36)    $    (3.59)
                                                               ==========     ==========
Income from discontinued operations allocated to limited
   partners per limited partnership unit                       $    67.41     $   157.38
                                                               ==========     ==========
Net income allocated to limited partners per limited
   partnership unit outstanding                                $    66.05     $   153.79
                                                               ==========     ==========
Limited partnership units outstanding                              35,965         35,965
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

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

                 Condensed Consolidated Statements of Cash Flows
                              (Going Concern Basis)
                                   (Unaudited)

                                                             For the Period
                                                             from January 1   For the Nine
                                                                 through      Months Ended
                                                               January 21     September 30
                                                                  2005            2004
                                                             --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $ 2,375,561     $  5,531,003
Adjustments to reconcile net income to net cash flows
   provided by (used in) operating activities:
   Depreciation                                                        --          272,301
   Gain on sale of Gold Coast Storage                          (2,402,686)              --
   Gain on sale of Springdale Apartments                               --       (5,561,665)
   Net changes in operating assets and liabilities:
      Decrease in restricted cash                                 377,320               --
      Decrease in accounts receivable                               4,977              167
      Decrease (Increase) in prepaid expenses                      18,560              (22)
      Increase in real estate tax escrow                               --          (20,000)
      Decrease in accounts payable and accrued expenses          (119,823)        (185,470)
      Decrease in deferred income and prepaid rent               (109,104)         (31,540)
      Decrease in tenants' security deposits                       (2,396)         (76,569)
                                                              -----------     ------------
Net cash flows provided by (used in) operating activities         142,409          (71,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to investment in real estate                                 --          (45,521)
Proceeds from the sale of Gold Coast Storage                    6,522,501               --
Proceeds from the sale of Springdale Apartments                        --       11,072,439
                                                              -----------     ------------
Cash flows provided by investing activities                     6,522,501       11,026,918

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners                                              --      (11,796,479)
                                                              -----------     ------------
Cash flows used in financing activities                                --      (11,796,479)
                                                              -----------     ------------
Net increase (decrease) in cash and cash equivalents            6,664,910         (841,356)
Cash and cash equivalents, beginning of period                    159,358          991,466
                                                              -----------     ------------
Cash and cash equivalents, end of period                      $ 6,824,268     $    150,110
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

                     ChrisKen Partners Cash Income Fund L.P.
                        (A Delaware Limited Partnership)
                           (In Process of Liquidation)

              Notes to Condensed Consolidated Financial Statements
                               (Liquidation Basis)
                                   (Unaudited)

1. BASIS OF PRESENTATION

On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of the Partnership's two properties and also approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result of the Limited Partners' decision to dissolve the Partnership, subject to the sale of Gold Coast Storage, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to January 21, 2005 have been prepared on a liquidation basis. Accordingly, at September 30, 2005, the carrying value of the assets is presented at estimated realizable amounts and liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including the estimate of liquidation costs. The Managing General Partner estimates that, in total, the Partnership will incur $99,000 in liquidation costs. The Partnership paid $14,450 in liquidation expenses in the second quarter of 2005 and $9,281 in the third quarter of 2005. In addition, at September 30, 2005, the Partnership has accrued $75,269 in liquidation costs, representing the Managing General Partner's estimate of additional costs to be incurred, primarily professional fees, audit and accounting fees and general administration costs. However, actual costs may vary from this estimate.

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

                                 Nine Months
                                    Ended
                             September 30, 2004
                             ------------------
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
                                  ========

3. SALE OF GOLD COAST STORAGE

On January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale was $2,402,686. The Partnership distributed $6,293,854 to the Limited Partners in February 2005. As a result of the sale, in accordance with FAS 144, the operating results of the respective property have been reflected in discontinued operations, broken down as follows:

                                 Nine Months          Nine Months
                                    Ended                Ended
                             September 30, 2005   September 30, 2004
                             ------------------   ------------------
REVENUE
Rental                             $52,480             $741,558
Other                                2,676               23,567
                                   -------             --------
Total operating revenue             55,156              765,125
EXPENSES
Property operations                 12,412              121,481
Depreciation                            --              167,924
General and administrative          19,487              339,980
Management fees                      1,473               44,226
                                   -------             --------
Total operating expenses            33,372              673,611
                                   -------             --------
NET OPERATING INCOME               $21,784             $ 91,514
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

Liquidity and Capital Resources

     The Partnership had cash and cash equivalents of $447,637 and $159,358 as of September 30, 2005, and December 31, 2004, respectively. The increase in cash and cash equivalents is primarily due to the proceeds from the sale of Gold Coast Storage and the reclassification of restricted cash to cash and cash equivalents, partially offset by a distribution to the Limited Partners in the first quarter, net cash flow used in operations and decreases in deferred income and accounts payable and accrued expenses. Historically, restricted cash has represented operating and contingency reserves (the "Reserve") equal to approximately 2% of the gross proceeds of the Offering ($377,320 at December 31, 2004), as required by the Limited Partnership Agreement. The Reserve was established to set aside funds for unanticipated contingencies and repairs at Springdale Apartments and Gold Coast Storage (collectively the "Specified Properties"). As a result of the ongoing liquidation of the Partnership, it is no longer necessary to reserve funds for unanticipated contingencies and repairs at the Specified Properties. Accordingly, cash restricted for the Reserve in prior fiscal periods has been reclassified to cash and cash equivalents as of January 21, 2005, the sale date of Gold Coast Storage. Such amounts are being held pending the Managing General Partner's evaluation of possible legal claims and proceedings that may arise or relate to the sale of its properties and for the payment of the Partnership's liabilities with respect to any other remaining Partnership obligations. The Managing General Partner estimates that the Partnership will incur, in total, approximately $99,000 in costs relating to the termination, liquidation and dissolution of the Partnership, including accounting and audit fees, professional fees, and general administrative costs. The Partnership paid $14,450 in liquidation expenses in the second quarter of 2005 and $9,281 in the third quarter of 2005. The remaining estimated liquidation expenses totaling $75,269 have been accrued in the first three quarters of 2005 and are reflected in the Partnership's Statement of Changes in Net Assets in Liquidation. The Managing General Partner expects any remaining cash to be distributed in accordance with the Partnership Agreement no later than the last quarter of 2005.

     On December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of the Partnership's two properties and approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result, on January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was $2,402,686. The Partnership distributed net proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to the sale of its properties and for the payment of any other remaining Partnership obligations. As of October 31, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. The Partnership expects to promptly distribute the balance of any remaining cash to the Limited Partners and General Partners in accordance with the Partnership Agreement and the Partnership will finalize dissolution and liquidation. It is expected that all such net cash will be distributed no later than the last quarter of 2005. In general, under Section K of the Partnership Agreement, distributions of net sale or refinancing proceeds will be made (i) first, to the Limited Partners until they have been paid an amount equal to their Adjusted Investment; (ii) second, to the Limited Partners until they have been paid an amount equal to their Preferential Distribution less any amounts previously distributed. Although the Partnership Agreement provides that after the amount specified in (ii) is received, remaining amounts are distributed 85% to the Limited Partners and 15% to the General Partners, proceeds from the sales of both the Springdale Apartments and Gold Coast Storage were not sufficient to satisfy (ii) and accordingly the General Partners did not receive any distribution of sale proceeds. As indicated above, any amounts remaining after all Partnership obligations are paid will be distributed as described above.

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

Results of Operations

     The Partnership earned interest income in the amount of $15,894, subsequent to the sale of Gold Coast Storage, resulting from the short-term investment of the proceeds from the sale of Gold Coast Storage prior to distribution, as well as interest earned on funds currently held for the payment of any remaining Partnership obligations. The Partnership did not earn interest income for the nine months ended September 30, 2004. Total expenses incurred by the Partnership for the nine months ended September 30, 2005, of $162,953, including accrued liquidation costs, increased from the nine months ended one year earlier of $129,280. The increase in Partnership expenses is the result of increased general administrative costs and state and local taxes, partially offset by decreased professional fees and audit and accounting fees. The Managing General Partner estimates that the Partnership will incur, in total, approximately $99,000 in costs relating to the termination, liquidation and dissolution of the Partnership, including accounting and audit fees, professional fees and general administrative costs. The Partnership paid $14,450 in liquidation expenses in the second quarter of 2005 and $9,281 in the third quarter of 2005. The balance of $75,269 has been accrued and is reflected in the Partnership's Statement of Changes in Net Assets in Liquidation.

     The combined net income for the Partnership and the discontinued operations of the Specified Properties for the period of January 1, 2005 through January 21, 2005 of $2,375,561 decreased, as compared to the combined net income for the Partnership and the discontinued operations of the Specified Properties for the nine months ended September 30, 2004, of $5,531,003, primarily due to the gain from the sale of Springdale Apartments, $5,561,665, in second quarter of 2004, compared to the gain from the sale of Gold Coast Storage, $2,402,686, in the first quarter of 2005. Also, due to the shorter reporting period in 2005, the Partnership's general and administrative expenses are $80,371 lower and income from discontinued operations is $76,834 lower in 2005.

     Net cash flows provided by operations for the period of January 1, 2005 through January 21, 2005, was $142,409 compared to net cash flows used in operations of $71,795 for the nine months ended September 30, 2004. The increase was primarily the result of the reclassification of restricted cash to cash and cash equivalents and a lesser decrease in accounts payable and accrued expenses, partially offset by a decrease in deferred income and a net loss, excluding the gain from the sale of Gold Coast Storage, of $27,125 for the period of January 1, 2005 through January 21, 2005, compared to net income before depreciation expense of $241,639, excluding the gain from the sale of Springdale Apartments, for the first nine months of 2004. There were no additions to investment in real estate at Gold Coast Storage during 2005. Distributions paid to the Limited Partners in February 2005, totaling $6,293,854, resulting from the sale of Gold Coast Storage, are reflected on the Partnership's Statement of Changes in Net Assets in Liquidation. Distributions from the proceeds from the sale of Springdale Apartments paid to the Limited Partners in the second quarter of 2004 totaled $11,072,439. There were no distributions to the General Partners in the first nine months of 2004 or 2005.

     As discussed in "Liquidity and Capital Resources" above, on December 20, 2004, the Partnership held a special meeting of the Limited Partners at which the Limited Partners approved the sale of Gold Coast Storage, the last remaining of the Partnership's two properties and approved the termination, liquidation and dissolution of the Partnership, subject to the sale of Gold Coast Storage. As a result, on January 21, 2005, Gold Coast Storage was sold for a purchase price of $6,896,803. The gain from the sale of Gold Coast Storage was $2,402,686. The Partnership distributed net sales proceeds of approximately $6,293,854 to the Limited Partners in February 2005, and retained approximately $22,500, which, with other cash held by the Partnership, the Managing General Partner believes is sufficient to provide for possible legal claims and proceedings that arise in the ordinary course of business or relate to sale of its properties and for the payment of any other remaining Partnership obligations. As of October 31, 2005, the Partnership was not aware of any such possible legal claims and believes that, if claims or proceedings do arise, the outcome of such claims and proceedings would not have a material adverse effect on the estimated amount of future cash distributions; however, there can be no assurance in this regard. At September 30, 2005, the Partnership held cash and cash equivalents of $447,637. At October 31, 2005, it held cash and cash equivalents of $445,465. Having completed an orderly liquidation of the Properties, the Partnership will begin finalizing its dissolution and termination. The Managing General Partner expects any remaining net cash to be distributed in accordance with the Partnership Agreement no later than the last quarter of 2005.

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

                                        ChrisKen Partners Cash Income Fund L.P.
                                        (Registrant)

                                        By: ChrisKen Income Properties Inc.,
                                            Managing General Partner


Date: November 11, 2005                 By: /s/ John F. Kennedy
                                            ------------------------------------
                                            John F. Kennedy
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